Form 10QSB
period 1996-08-31
ML DIRECT INC
filed 1996-10-23
CIK 1011775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                 --------------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended August 31, 1996            Commission File Number 333-3162

                                 ML DIRECT INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-3842020
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

          3000 Executive Drive
               Suite 200
          Clearwater, Florida                                           04622
          -------------------                                           -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (813) 572-8703
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes |_|  No |X|

The number of shares outstanding of each of the issuer's classes of common stock, as of October 17, 1996 was 3,120,000.

ML DIRECT. INC.
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

                                                                    Page to Page
                                                                    ------------
Part I

Item 1.  Financial Statements (UNAUDITED)

         Consolidated Balance sheet as of August 31, 1996               1-2

         Consolidated Statement of Operations for the nine
         months ended August 31, 1996 (Unaudited) and for the
         period  June 22, 1995 through August 31, 1995                   3

         Consolidated Statement of Stockholders' Equity for
         the nine months ended August 31, 1996 (Unaudited)               4

         Consolidated Statement of Cash Flows for the nine
         months ended August 31, 1996 (Unaudited) and for the
         period June 22, 1995 through August 31, 1995                    5

         Notes to Consolidated Financial Statements (Unaudited)         6-13

Item 2.  Management's Discussion and Analysis of the Financial
         Condition and Results of Operations                           14-17

Signature                                                               18

Item 1: Financial Statements

ML DIRECT, INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1996 (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
Current Assets:
  Inventory .............................................             $  210,030
  Accounts Receivable ...................................                295,512
  Prepaid Expenses ......................................                 15,136
                                                                      ----------
  Total Current Assets ..................................                520,678
                                                                      ----------

Fixed Assets, net .......................................                 37,096
                                                                      ----------
Other Assets:
  Display Costs .........................................                189,969
  Organizational Costs--Net .............................                  8,684
  Deferred Offering Costs ...............................                130,496
  Certificate of Deposit ................................                125,400
                                                                      ----------
  Total Other Assets ....................................                454,549
                                                                      ----------
  Total Assets ..........................................             $1,012,323
                                                                      ==========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ML DIRECT, INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1996 (UNAUDITED)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts Payable .............................................    $   549,801
  Accounts Payable--Related Party(3A) ..........................        146,364
  Accrued Returns and Allowances ...............................         57,060
  Accrued Expenses .............................................        283,090
  Accrued Royalty Related Party (7B) ...........................         54,429
  Payroll Taxes Payable ........................................        117,964
  Note Payable--Related Party(3D) ..............................        542,000
                                                                    -----------
  Total Current Liabilities ....................................      1,750,708
                                                                    -----------
Commitments ....................................................           --
                                                                    -----------
Stockholders' Equity:
  Redeemable Convertible Series A Preferred Stock--Authorized
     1,000,000 Shares of 'Blank Check' Preferred, Issued and
     Outstanding 720,000 Shares at August 31, 1996
     Par Value .0001(9B) .......................................             72
     Additional Paid-in Capital--Preferred Stock ...............        299,928
  Common Stock--Authorized 15,000,000 Shares, Issued and
     Outstanding  3,120,000 Shares at August 31, 1996,
      Par Value .0001 ..........................................            312
  Additional Paid-in Capital--Common Stock .....................        419,928
  Common Stock Subscribed(1) ...................................      4,000,000
  Retained Earnings (Deficit) ..................................     (1,368,625)
  Less: Stock Subscription Receivable ..........................     (4,000,000)
Deferred Compensation Expense ..................................        (90,000)
                                                                    -----------
  Total Stockholders' Equity (Deficit) .........................       (738,385)
                                                                    -----------
  Total Liabilities and Stockholders' Equity ...................    $ 1,012,323
                                                                    ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ML DIRECT, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                               FOR THE NINE     FOR THE PERIOD
                                               MONTHS ENDED     JUNE 22, 1995
                                                AUGUST 31,    THROUGH AUGUST 31,
                                                  1996               1995
                                               ------------   ------------------
Revenues--Net ...............................  $   370,301       $   482,154
Cost of Sales ...............................      208,446           438,879
                                               -----------       -----------
  Gross Profit ..............................      161,855            43,275
                                               -----------       -----------
Selling, General and Administrative Expenses:
  Royalty Expense ...........................       54,429              --
  Compensation Expense--Stock Issuance Costs        30,000              --
  Warehouse Expenses ........................       55,915              --
  Commissions ...............................       71,946              --
  Travel and Entertainment ..................      182,150                95
  Display Materials .........................       44,111              --
  Rent and Utilities ........................       14,046              --
  Reimbursed Expenses to Related Party(3B) ..      235,458             3,056
  Professional Fees .........................       71,792             2,247
  Compensation and Benefits .................      524,049             5,028
  Consulting Fees ...........................       85,624              --
  Other .....................................       53,609               419
  Depreciation and Amortization Expense .....        7,055              --
                                               -----------       -----------
  Total Selling, General and Administrative
    Expenses ................................    1,430,184            10,845
                                               -----------       -----------
  Income (Loss) from Operations .............   (1,268,329)           32,430
                                               -----------       -----------
Other Income (Expense):
  Interest Income ...........................        2,389              --
  Interest Expense ..........................       (9,531)             --
                                               -----------       -----------
  Total Other Income (Exp) ..................       (7,142)             --
                                               -----------       -----------
  Net Income (Loss) .........................   (1,275,471)           32,430

Provision for Income Taxes ..................         --                --
                                               -----------       -----------
  Net Income (Loss) .........................  $(1,275,471)           32,430
                                               ===========       ===========
  Weighted Average Number of Shares .........    4,442,400         4,442,400
                                               ===========       ===========
  Net Income (Loss) Per Share ...............  $      (.29)      $       .01
                                               ===========       ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ML DIRECT, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (UNAUDITED)
--------------------------------------------------------------------------------

                                              Preferred Stock                                    Common Stock
                                   -------------------------------------     ---------------------------------------------------
                                                              Additional                                Additional      Common
                                   Number of   Amount at       Paid in       Number of   Amount at       Paid in        Stock
                                    Shares        Par          Capital        Shares        Par          Capital      Subscribed
                                   ---------   ---------      ----------     ---------   ---------       -------      ----------
Balance December 1, 1996             600,000   $        60   $   249,940     3,000,000   $       300   $   249,940   $ 4,000,000

Stock Options Issued                    --            --            --            --            --         120,000          --

Compensation Expense                    --            --            --            --            --            --            --

Common and Preferred Stock
   Issued for Bridge Financing
     March 29, 1996                  120,000            12        49,988       120,000            12        49,988          --

Net Loss for the nine months
   ended August 31, 1996                --            --            --            --            --            --            --
                                     -------   -----------   -----------     ---------   -----------   -----------   -----------
                                     720,000   $        72   $   299,928     3,120,000   $       312   $   419,928   $ 4,000,000
                                     =======   ===========   ===========     =========   ===========   ===========   ===========

                                                                                    Total
                                     Retained       Deferred        Stock       Stockholders'
                                     Earnings     Compensation   Subscription      Equity
                                     (Deficit)      Expense       Receivable      (Deficit)
                                     ---------    ------------   ------------   -------------
Balance December 1, 1996           $   (93,154)                  $(4,000,000)   $   407,086

Stock Options Issued                      --         (120,000)          --             --

Compensation Expense                      --           30,000           --           30,000

Common and Preferred Stock
   Issued for Bridge Financing
     March 29, 1996                       --             --             --          100,000

Net Loss for the nine months
   ended August 31, 1996            (1,275,471)          --             --       (1,275,471)
                                   -----------    -----------    -----------    -----------
                                   $(1,368,625)   $   (90,000)   $(4,000,000)   $  (738,385)
                                   ===========    ===========    ===========    ===========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ML DIRECT, INC
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                FOR THE NINE    FOR THE PERIOD
                                                MONTHS ENDED    JUNE 22, 1995
                                                 AUGUST 31,   THROUGH AUGUST 31,
                                                    1996             1995
                                                 ---------         ---------
Net Cash - Operating Activies:                   $(579,518)        $ 117,386
                                                 ---------         ---------
Investing Activities:
   Purchase of Displays & Equipment               (190,288)          (10,000)
   Organization Costs                               (4,762)
   Deferred Compensation                              --
   Note Payable - Related Party                    542,000               724
   Note Receivable - Related Party                  50,000
   Certificate of  Deposit                        (125,400)
                                                 ---------         ---------
   Net Cash - Investing Activites:                 271,550            (9,276)
                                                 ---------         ---------

Finance Activities:
   Proceeds from Issuance of  Preferred Stock      100,000           300,000
   Proceeds from Issuance of Common Stock             --                 240
   Deferred Offering Costs                        (128,916)
                                                 ---------         ---------
   Net Cash - Financing Activites:                 (28,916)          300,240
                                                 ---------         ---------

   Net Change in Cash and Cash Equivalents        (336,884)          408,350

Cash and Cash Equivalents - Beginning of Periods   336,884              --
                                                 ---------         ---------
Cash and Cash Equivalents - End of Periods       $    --           $ 408,350
                                                 =========         =========

Supplemental Disclosure of Cash Flow Information:
  Cash Paid during the period for:
     Interest                                    $     --      $       --
     State and Federal Income Taxes              $     --      $       --


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ML DIRECT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)  ORGANIZATION AND BUSINESS

     ML Direct, Inc. (the 'Company'), a Delaware corporation, was incorporated on June 22, 1995. In that same month, June of 1995, the Company entered into a binding letter of intent with HSN Direct Joint Venture ('HSND') which provided for the creation of a new entity, KN2B, Inc. KN2B, Inc. operates under the d.b.a. "Home Shopping Showcase(TM)" ('HSS'). HSS was organized to establish permanent display programs in retail venues through which a variety of consumer products, all of which had already been successfully marketed via direct response television (DRTV) programming and/or advertising, could be offered for sale. At the time of execution of the binding letter of intent, HSND was a subsidiary of the Home Shopping Network, Inc. HSND is now a majority-owned subsidiary of Flextech, P.L.C. (a UK Company, which itself is a subsidiary of Telecommunications Company, Inc.). Home Shopping Network continues to hold a minority equity position in HSND. The binding letter of intent between the Company and HSND has been twice amended, first in August of 1995 in connection with the Company's initial funding of HSS, and then in February of 1996, in connection with the change in majority ownership of HSND.

     The Company agreed to contribute $4,000,000 dollars in cash to HSS, as well as its existing and future retail rights to products and services, in exchange for the 1,500 shares of Class A Common Stock of HSS it was issued pursuant to the letter of intent. The Company anticipated funding the $4,000,000 from the proceeds of a proposed public offering. HSND, on the other hand, agreed to contribute the right to use the name "Home Shopping Showcase(TM)" and certain related trademarks, logos and service marks, as well as its existing and future retail rights to products and services, in exchange for the 1,499 shares of Class B Common Stock of HSS it was issued pursuant to the letter of intent (See
Note 7A).

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Basis of Presentation -- The accompanying interim financial statements are unaudited and have been prepared in accordance with the requirements of Regulation S-B and Form 10-QSB. They, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of the management of the Company, all adjustments which are necessary have been included, in order to make the interim financial statements not misleading. The results of operations for any interim period are not necessarily indicative of the results for the full year.

     (B) Principles of Consolidation -- The consolidated financial statements include both the accounts of the Company and KN2B, Inc. The Company holds an ownership stake in KN2B, Inc. which is greater than 50%, and has, moreover, been given control over the day-to-day operations of KN2B through the terms of the binding letter of intent. Therefore, consolidated financial statements have been prepared, with material intercompany transactions and balances having been eliminated in the consolidation.

     (C) Revenue Recognition -- The Company's policy is to record revenues when title passes to the customer. The initial revenue for the period ending August 31, 1995 is net of returns and allowances of $37,216 and letter of credit costs of $1,058.

     (D) Cash Equivalents -- The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of August 31, 1996.

     (E) Net Loss Per Share -- Net loss per share was calculated based on the number of shares outstanding during the periods presented. All share data has been adjusted to reflect the six-for-five stock split in March 1996.

ML DIRECT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
--------------------------------------------------------------------------------

     (F) Business Concentration/ Economic Dependency -- To date, the Company's sales have been, and will likely continue to be, primarily to mass and specialty retail outlets. The Company's business plan anticipates an ultimate emphasis on what it believes to be the heretofore under-penetrated supermarket channel of distribution. Still the Company expects, and has so far realized, greater early success in sales to non-supermarket outlets.

     During its first two months of operation, the period ended August 31, 1995, all of the Company's net revenue was as a result of one order from one customer, Service Merchandise, a non-supermarket retailer. Moreover, for the nine month period ended August 31, 1996, the Company's net revenues were primarily from three customers, two of which were non-supermarket retailers: Service Merchandise and Jack Eckerd Drug Co., representing 15% and 49% of the Company's total sales, respectively. The Company's first foray into what it anticipates will be its area of specialization, the Home Shopping Showcase(TM) kiosk program for supermarkets, was with the grocery chain, Baker's, in Omaha, Nebraska. Baker's accounted for an additional 18% of the Company's total sales for the first three quarters of its 1996 fiscal year.

     (G) Reserve for Returns -- The Company has provided an allowance for possible returns of approximately 6% of gross revenues, based on management's analysis of actual returns to date. This allowance percentage will be reviewed periodically and adjusted as necessary, to reflect the Company's ever-broadening experience base.

     (H) Fixed Assets, net -- Fixed assets, net, represent display units placed in service up to and including the current operating quarter, net of depreciation expense to date. Display units are depreciated on the straight-line method over a five year period. Depreciation expense for the period ending August 31, 1996 was $3,223, the first quarter in which display units were placed in service.

     (I) Other Assets -- Both display development and organizational costs are amortized on the straight-line method over a five year period. Amortization has not yet been booked for those display development expenses that are unrelated to the production of the actual units placed in service during the Company's last fiscal quarter. The Company has begun to amortize its organizational costs, however, and the asset on the Company's Balance Sheet, `Organizational Costs - Net', reflects amortization to date of $3,832.

     (J) Certificate of Deposit -- The Company purchased a certificate of deposit in the amount of $125,400 as collateral for a letter of credit issued as a security deposit for the Company's new office lease (see Note 4).

     (K) Risk Concentrations -- Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. As of August 31, 1996, the Company had a non-cash equivalent, the above-mentioned Certificate of Deposit, on deposit with a financial institution. The institution's excess liability to the Company on that Certificate of Deposit, over the federally insured limit of $100,000, was $25,400.

     The Company's business, to date, has largely been the product of the binding letter of intent it signed with HSND. Under the terms of that agreement, the Company and HSND pledged to cooperate in the development and execution of programs that would support the retail distribution of various direct response TV (DRTV) merchandise. The termination of this agreement with HSND would likely have a material adverse effect on the Company. Further, the Home Shopping Showcase(TM) name and marks, under which the Company and HSND intend to operate this cooperative venture, lend brand recognition, and thus, a measure of credibility, to the Company's retail offering. The loss of use of such intellectual property, or the diminution in its value caused either by Home Shopping Network's or HSND's lack of success in the

ML DIRECT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
--------------------------------------------------------------------------------

DRTV venue or by the infringement or misappropriation of the intellectual property by an outside third party, could also have a material adverse effect on the Company.

     Moreover, the success of Home Shopping Showcase(TM) is dependent on the success the Company, HSND, and HSS, itself, realize in securing, from manufacturers and distributors, the retail distribution rights to their successful DRTV merchandise. There can be no assurance that the Company, HSND, or HSS will be able to secure such rights from such third parties, nor that such merchandise, when offered in the retail marketplace, will achieve a level of success similar to that which it achieved through DRTV marketing. Finally, there can be no assurance that the Company will be able to capitalize on its relationships within the supermarket and other retail industries to establish the number and quality of retail distribution outlets necessary to actualize the Home Shopping Showcase(TM) program as it was envisioned.

     (L) Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual amounts may differ from those estimates.

     (M) Stock Options and Similar Equity Instruments Issued to Employees -- The Company uses the intrinsic value method to recognize cost in accordance with APB 25 (Accounting for Stock Issued to Employees).

     (N) Inventory -- Inventory is comprised of consumer goods. The inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out ('FIFO') method.

     (O) Deferred Offering Costs -- Deferred offering costs consist of professional fees incurred in relation to the proposed public offering. Upon the successful completion of the offering, these costs will be recorded as a reduction to the net proceeds of the offering, and reflected as a reduction to stockholders' equity.

(3)  RELATED PARTY TRANSACTIONS

     (A) Related Party Expenses and Accounts Payable -- The Company incurred approximately $9,600 per month, on a month-to-month basis, for office space and office services provided to it by a partnership in which both of the partners are principal shareholders in the Company. In addition, the partnership paid certain other expenses on behalf of the Company during its first 14 months of operation. For the nine months ended August 31, 1996, and the period ended August 31, 1995, the Company incurred total indebtedness to this partnership for payment of expenses on its behalf as follows:

                                                                  FROM JUNE 22,
                                            FOR THE NINE           1995 (DATE
                                            MONTHS ENDED          OF INCEPTION)
                                             AUGUST 31,           TO AUGUST 31,
                                                1996                  1995
                                            ------------          -------------
Rent and Utilities .....................      $ 86,505              $  3,056
Travel and Entertainment ...............        44,264
Outside Services .......................        83,720
Compensation and Benefits ..............           811
Other Services .........................        20,158
                                              --------              --------
  Total ................................      $235,458              $  3,056
                                              --------              --------

ML DIRECT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
--------------------------------------------------------------------------------

     As of August 31, 1996, the Company still owed the partnership $ 146,364 against this total, which is reflected on the Company's Consolidated Statement of Operations as 'Accounts Payable -- Related Party.'

     (B) Notes Payable - Related Party -- In addition to the `Accounts Payable - Related Party' noted above, the Company incurred notes payable that total $542,000 for advances made to the Company by the same related partnership, from the Company's inception through August 31, 1996. The amounts owing are evidenced by demand notes, which accrue interest at the rate of 2% over prime, or currently, 10.25%.

(4)  COMMITMENTS AND CONTINGENCIES

     On August 29, 1996 the Company's subsidiary entered into an office sublease which is due to terminate on March 29, 2001. The sublease calls for annual payments as follows:

                     Year                           Amount
                     ----                           ------
                     1997                          $188,100
                     1998                          $188,100
                     1999                          $199,913
                     2000                          $201,600
                     2001                          $ 84,000

     Rent expense incurred for the period ended August 31, 1996 was $14,046. This amount reflects the cost incurred for the Company's Tampa, Florida office, which has been leased on a month-to-month basis.

(5)  INCOME TAXES

     As of November 30, 1995, the Company had a net operating loss carry forward of approximately $93,000, which will expire in the year 2003. For the nine months ended August 31, 1996, the Company incurred an additional tax loss of approximately $1,200,000. Accordingly, there were no provisions made for income taxes. However, based upon the Internal Revenue Service regulations governing the utilization of net operating loss carry forwards where the corporation has issued substantial additional stock, much of this loss carry forward may not be available to the Company.

     Generally accepted accounting principles require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry forwards. Because of the uncertainties discussed above and in Note 8, any deferred tax asset established for utilization of the Company's tax loss carry forwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

(6)  NEW AUTHORITATIVE PRONOUNCEMENT

     The Financial Accounting Standards Board ('FASB') has issued SFAS 107, 'Disclosure about Fair Value of Financial Instruments', which is effective for fiscal years beginning after December 31, 1992, except for entities with less than $150 million in total assets, for which the effective date is fiscal years ending after December 15, 1995. The Company has adopted SFAS 107 for the fiscal year ended November 30, 1996. Adoption of SFAS 107 is not expected to have a material impact on the Company's financial position or results of operations.

ML DIRECT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
--------------------------------------------------------------------------------

     The Financial Accounting Standards Board ('FASB') issued the Statement of Financial Accounting Standards ('SFAS') No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

     The FASB has also issued SFAS No. 123 'Accounting for Stock-Based Compensation,' in October 1995. SFAS No. 123 uses a fair value-based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees.' The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock-based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company will adopt the disclosure requirements on December 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995.

(7)  LICENSE AND ROYALTIES

     (A) In connection with the Company's agreement with HSND, HSND has provided HSS with a license to the Home Shopping Showcase(TM) trademarks, logos and service marks within the field of domestic retail distribution so that HSS may exploit all manner of retail opportunities in the United States using such trademarks, logos and service marks. The license provides for use of the Home Shopping Showcase(TM) trademarks, logos, and service marks until December 31, 2000 at retail sites established on or before January 1, 1998, and until the earlier of (i) December 31, 2003 or (ii) three years after establishment at retail sites established between January 1, 1998 and December 31, 2000.

     As a result of arms-length negotiations between the Company and HSND, substantiated by an independent 3rd party appraisal, the Company believes that the combination of the Home Shopping Showcase(TM) trademarks, logos and service marks and all of the existing and future retail rights to HSND's products and services, are fairly valued at approximately $4,000,000. For financial statement purposes, however, the Home Shopping Showcase(TM) trademarks, logos, and service marks, as well as the existing and future retail rights, are presented at HSND's cost basis, which is zero. (See Note 1).

     (B) As part of the agreement between the Company and HSND, each of the Company and HSND are to receive from HSS an off-the-top royalty of 6% of sales. In addition to these royalties, the Company and/or HSS may, from time to time, be required to pay royalties to suppliers other than HSND in order to acquire from them the retail rights to their DRTV merchandise. As of August 31, 1996 the Company accrued $ 54,429 in royalties payable to HSND.

ML DIRECT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
--------------------------------------------------------------------------------

(8)  GOING CONCERN

     The Company's financial statements as of November 30, 1995 were prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of November 30, 1995, however, the Company had suffered a loss from operations of $93,154 and utilized $61,211 in cash for operations, and had insufficient cash to achieve its operating objectives. These factors created substantial doubt about the Company's ability to continue as a going concern.

     To address this concern, the Company filed a registration statement for 480,000 units at $15.00 per unit which was declared effective on September 3, 1996. Each unit consisted of 2 shares of common stock and 1 Class A Warrant. In September of 1996, the Company received $6,603,038, which represented the net proceeds on the sale of 552,000 units, including the original 480,000 units, as well as the full 72,000 units available in the underwriter's over allotment.

(9)  CAPITAL STOCK

     (A) Common Stock -- The Company is authorized to issue 15,000,000 shares of common stock with par value of $.0001 per share. The Company issued 2,000,000 shares of common stock and 2,000,000 Class A warrants, exercisable at $6.00 per share for four years commencing one year from the close of the proposed public offering, to the founders of the Company for $200 in June of 1995. In March of 1996, all share data was adjusted to reflect a six-for-five stock split. (B) Preferred Stock -- The Company is authorized to issue 1,000,000 shares of 'Blank Check' preferred stock with a par value of $.0001 per share. The Company had outstanding at November 30, 1995, 500,000 shares of Series A Preferred Stock, which were a part of preferred stock units (each consisting of one share of Series A Preferred and one share of common) issued by the Company in August and September of 1995 in exchange for $500,000. The 500,000 shares so issued were included in the March 1996 six-for-five stock split. On March 29, 1996, the Company issued an additional 120,000 Series A Preferred Stock units in exchange for an additional $100,000. The Series A Preferred Stock is convertible, at the option of the holder, into a second share of common stock, or is redeemable, by the Company, for its original purchase price. The Company intends to redeem the now outstanding total of 720,000 shares of Series A Preferred Stock for $600,000 of the proceeds of the proposed public offering.

     The following supplementary earnings per share information is furnished to show what such earnings per share would have been had the retirement of the 720,000 shares of redeemable Series A preferred taken place prior to the beginning of the respective periods.

                                                       PERIODS ENDED
                                             -----------------------------------
                                               AUGUST 31,            AUGUST 31,
                                                 1996                  1995
                                             -------------         -------------
Income (Loss) Per Share .............        $        (.34)        $         .01
                                             -------------         -------------
Number of Shares ....................            3,722,500             3,722,500
                                             -------------         -------------

ML DIRECT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
--------------------------------------------------------------------------------

     (C) Options and Warrants -- A summary of stock options and warrants for the period ended November 30, 1995 follows:

                                               Warrants                Options
                                        ----------------------   --------------------
                                        Number of     Exercise   Number of   Exercise
                                          Shares        Price      Shares      Price
                                          ------        -----      ------      -----

Outstanding Balance - June 1995         2,000,000     $   6.00       --      $    --
Issued/Grants                                --            --        --           --
Exercised                                    --            --        --           --
Canceled                                     --            --        --           --

Outstanding Balance - November 1995     2,000,000     $   6.00       --      $    --
Exercisable at November 30, 1995             --       $    --        --      $    --

     (D) Proposed Public Offering -- The Company reached an agreement with an underwriter to file a registration statement for 480,000 units at $15.00 per unit. Each unit consists of two shares of common stock and one Class A Warrant. Each Class A Warrant entitles its holder to purchase one additional share of the Company's common stock for $8.00. The anticipated net proceeds of this offering are approximately $5,659,000.

     (E) In April of 1996, the Company issued options for the purchase of a total of 70,000 shares of the Company's unregistered common stock at $4.50 per share, to two consultants, Henrik Thomassian (20,000 shares) and Rodney Cohen (50,000 shares), in connection with their rendering of financial and legal services, respectively, prior to the options' issue. The options are exercisable at any time up to and including March 31, 2001. The exercise price was determined by management, and calculated at 60% of the anticipated initial public offering price to reflect the restricted nature of the shares.

     (F) In May of 1996, the Company issued options for the purchase of 36,000 shares of the Company's unregistered common stock at $7.50 per share, to an employee of Home Shopping Showcase(TM), Michael Tedesco, in connection with the sales and marketing services he is to render the Company. Mr. Tedesco's options are exercisable at any time up to and including April 30, 1999. The exercise price was determined by management, based on the anticipated initial public offering price.

(10) EMPLOYMENT AGREEMENTS

     (A) As of December 1, 1995, the Company entered into a three year employment agreement with Alan Kerzner, pursuant to which Mr. Kerzner will serve as the Company's Executive Vice President and a member of its Board of Directors, and as the President and Chief Operating Officer of its Home Shopping Showcase(TM) subsidiary. Mr. Kerzner's agreement calls for annual compensation of $150,000 and provides for a bonus at the discretion of the Board of Directors. In connection with the employment agreement, Mr. Kerzner was also granted an option to purchase 60,000 shares of the Company's unregistered common stock for $2.50 per share at any time after July 1, 1996 but prior to June 30, 2000. The Company recorded a deferred compensation expense of $120,000 for the options issued, which represents the difference between the value of the options at the time of issuance (or $4.50, as determined by management and calculated at 60% of the anticipated initial public offing price to reflect the restricted nature of the shares) and their exercise price of $2.50. The deferred compensation expense will be amortized over the life of the employment agreement, at a rate of $10,000 per quarter. For the period ended August 31, 1996, $30,000 was expensed to operations. Mr. Kerzner's agreement also provides for the Company to purchase life insurance of not less than $500,000 on his behalf, the proceeds of which shall be payable to his estate.

ML DIRECT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)
--------------------------------------------------------------------------------

     (B) On April 15, 1996, the Company entered into a one year employment agreement with James Lawless, pursuant to which Mr. Lawless will serve as the Company's President. Mr. Lawless's agreement calls for annual compensation of $120,000 and provides for a bonus at the discretion of the Board of Directors. In connection with the employment agreement, Mr. Lawless was also granted an option to purchase 100,000 shares of the Company's unregistered common stock for $4.50 per share. The options are exercisable at any time between January 1, 1997 and December 31, 2002. The exercise price was determined by management, and calculated at 60% of the anticipated initial public offering price to reflect the restricted nature of the shares. Mr. Lawless's agreement also provides for the Company to purchase life insurance of not less than $500,000 on his behalf, the proceeds of which shall be payable to his estate.

     (C) On April 15, 1996, the Company entered into a five year employment agreement with Ben White, pursuant to which Mr. White will serve as the Company's Executive Vice President. Mr. White's agreement calls for annual compensation of $200,000 and provides for a bonus at the discretion of the Board of Directors. In connection with the employment agreement, Mr. White was also granted an option to purchase 100,000 shares of the Company's unregistered common stock for $4.50 per share. The options are exercisable at any time between January 1, 1997 and December 31, 2002. The exercise price was determined by management, and calculated at 60% of the initial public offering price to reflect the restricted nature of the shares. Mr. White's agreement also provides him the right to purchase up to an additional 500,000 options, at fair market value on the date of each grant, in increments of 100,000 options on each of the next five anniversary dates of his employment agreement, should he continue to be employed by the Company. Mr. White's agreement also provides for the Company to purchase life insurance of not less than $500,000 on his behalf, the proceeds of which shall be payable to his estate.

     (D) On May 15, 1996, Home Shopping Showcase(TM) entered into a two year employment agreement, effective June 3, 1996, with Win Taylor, pursuant to which Mr. Taylor will serve as Home Shopping Showcase(TM)'s Executive Vice President of Sales and Marketing. Mr. Taylor's agreement calls for annual compensation of $140,000 and provides for a bonus at the discretion of the Board of Directors. In connection with the employment agreement, Mr. Taylor was also granted an option to purchase 100,000 shares of the Company's unregistered common stock for $ 7.50 per share. The exercise price was determined by management, based on the anticipated initial public offering price. Mr. Taylor's options vest, and are then immediately exercisable as follows: 33,333 options on July 1, 1997; 33,333 options on July 1, 1998; and 33,334 options on July 1, 1999, should he have continued to be employed by the Company at each of the just prior year ending dates (June 2nd of 1997, 1998, and 1999, respectively) of his employment..

(11) SUBSEQUENT EVENTS

     (A) The Company filed a registration statement for 480,000 units at $15.00 per unit which was declared effective on September 3, 1996. Each unit consisted of 2 shares of common stock and 1 Class A Warrant. Each Class A Warrant entitles its holder to purchase one share of common stock at $8.00. In September of 1996, the Company received $6,603,038, which represented the net proceeds on the sale of 552,000 units, including the original 480,000 units, as well as the full 72,000 units available in the underwriter's over allotment. Concurrently with the receipt of the aforementioned proceeds, the Company paid $600,933 for the redemption of 720,000 shares of Series A Preferred Stock and $4,000,000 for the stock subscription of 1,500 shares of Class A Common Stock in KN2B, Inc. (Home Shopping Showcase(TM)).

     (B) Notes Payable - Related Party - In October 1996 the Note Payable - Related Party, plus interest of $9,412, was fully repaid (see Note #3).

Item  2.:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     The following discussion should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere herein:

OVERVIEW

     ML Direct initiated its operations in June of 1995, with the intention of establishing permanent display programs in retail outlets to sell direct response TV ('DRTV') merchandise. The success of DRTV merchandise in retail outlets is well documented; however, management believes that it can be further enhanced through integrated strategic product selection and merchandising. This is especially true in supermarkets, where there is neither the infrastructure nor focus needed to exploit the success of DRTV items on an ongoing basis.

     During its first month of operations, ML Direct entered into a binding letter of intent with HSN Direct Joint Venture (`HSND') to create an entity, KN2B, Inc. which, doing business under the tradename Home Shopping Showcase(TM), would develop programs to support the retailing of successful DRTV products. ML Direct is the majority shareholder in Home Shopping Showcase(TM) , and, as such, maintains day-to-day operational control over the entity. ML Direct believes that its agreement with HSND provides the necessary ingredients for success in this retailing venture: ML Direct will provide the sales and marketing expertise to open the retail channels of distribution, while HSND will contribute both the well recognized Home Shopping Showcase(TM) brand name, as well as access to a steady pipeline of proven DRTV merchandise.

     Home Shopping Showcase(TM) will present retailers with two types of opportunities: permanent store-within-a-store kiosks (which are to be instituted initially in supermarkets) and promotional sales programs (which will involve the distribution of in-and-out displays of individual products or merchandise grouped by 'theme' to all forms of retail distribution ('the promotional sales business')). The kiosk program will be rolled out in a measured manner, both to insure proper management of operational complexities, and to stay in line with the available expansion capital provided by a combination of ML Direct's initial cash infusion of $4,000,000, supplemented with Home Shopping Showcase(TM)'s own operating cash flow. ML Direct has staffed Home Shopping Showcase(TM) with seasoned sales and marketing professionals, and has itself been staffed with executives with extensive knowledge of, and relationships with, Home Shopping Network. This combination of talents should enable the Company to select marketable products, and then refine and repackage them for retail success.

RESULTS OF OPERATIONS

     Discussion for the results of operations are presented in the following table:

                                                               FROM JUNE 22,
                                            FOR THE NINE        1995 (DATE
                                            MONTHS ENDED       OF INCEPTION)
                                             AUGUST 31,        TO AUGUST 31,
                                                1996               1995
                                            ------------       -------------
Revenues ..............................     $   370,301        $   482,154
Gross Profit ..........................         161,855             43,275
Operating Expenses ....................       1,430,184             10,844
Profit (Loss) from Operations .........      (1,268,329)            32,430
Net Income (Loss) .....................     $(1,275,471)            32,430

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - (CONTINUED)

Nine Months ended August 31, 1996 compared to the period of June 22, 1995
     (Inception) to August 31, 1995

Revenues for the nine months ended August 31, 1996 were approximately $370,000. Of that $370,000, 15%, or approximately $55,000, was from Service Merchandise, and represented the final payment on an order placed with Home Shopping Showcase(TM) during the Company's prior fiscal year. The order also encompassed all of the revenues realized by the Company for the period June 22, 1995 through August 31, 1995, (approximately $482,000). Two other customers accounted for 49% and 18% of the $370,000 nine-month revenues, Jack Eckerd Drug Co. and Baker's Supermarkets in Omaha, Nebraska, respectively. The sale to Jack Eckerd Drug Co. was in keeping with the Company's promotional sales business, while the sale to Baker's represented the first results of the Company's core kiosk program. Overall, the Company achieved a gross profit percentage of 44% on sales.

     Home Shopping Showcase(TM) is currently operating pilots of its kiosk program in four Baker's stores. Each of these four pilots is offering a mix of best-selling DRTV product, leading collectible items and 'gift' merchandise lines, as well as a variety of celebrity-sponsored goods. Baker's management is working closely with Home Shopping Showcase(TM) to refine the program prior to its broader rollout. Based on several presentations to other supermarket chains, Home Shopping Showcase(TM) and the Company believe that there is sufficient interest in the kiosk program to meet its rollout plans. In addition, Home Shopping Showcase(TM) has already garnered the retail distribution rights to the products developed by two significant manufacturers of DRTV products, including one of the industry's leaders, and has hired an experienced Director of Promotional Sales to launch its promotional sale business.

     Operating expenses for the nine months ended August 31, 1996 were approximately $1,430,000 compared to $11,000 in the period from inception through August 31, 1995. The increase in expenses recorded reflect operational activity during the nine months ended August 31, 1996, as compared to mainly start-up activity during the approximately two month period ending August 31, 1995. The most significant expenses in 1996 were for: (a) reimbursement of miscellaneous operating costs (as described below), (b) compensation, (c) travel and entertainment, and (d) consulting fees. The reimbursement was to a partnership in which both of the partners are significant shareholders in the Company. The Company reimbursed this partnership for expenses incurred on behalf of the Company for the nine months ending August 31, 1996 as follows:

Rent and Utilities .........................        $ 86,505
Travel and Entertainment ...................          44,264
Outside Services ...........................          83,720
Compensation and Benefits ..................             811
Other Services .............................          20,158
                                                    --------
  Total ....................................        $235,458
                                                    --------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - (CONTINUED)

     The Company's net loss for the nine months ended August 31, 1996 was approximately $1,275,000, compared to its net income of $32,430 for the period June 22, 1995 through August 31, 1995. The preponderance of the expenses which comprised the net loss were for compensation (approximately $524,000) as a result of the hiring of marketing, sales, and administrative personnel, and for reimbursement of miscellaneous operating expenses (approximately $235,000) paid on behalf of the Company by a partnership in which both of the partners are significant shareholders of the Company. In order to implement the supermarket kiosk program within Home Shopping Showcase(TM), additional expenses were incurred for travel and entertainment (approximately $182,000) and consulting (approximately $147,000.)

     Expenses attributable to the Company's Home Shopping Showcase(TM) subsidiary for compensation, travel and entertainment, consulting , amortization of deferred compensation and related party reimbursements were approximately $282,000, $153,000, $147,000, $30,000, and $114,000, respectively. The Company anticipates further increases in operating expenses through November 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficit of $1,230,028 at August 31, 1996. Operating activities for the nine month period ended August 31, 1996 utilized $579,518 in cash. As of August 31, 1996, ML Direct had no material commitments for capital expenditures. The Company expended approximately $190,000 in the period ended August 31, 1996 on display costs. Financing activities utilized approximately $129,000 for deferred offering costs, which, when offset by the proceeds from the issuance of Preferred Stock Units in March 1996 of $100,000, resulted in a net cash used for financing activities of approximately $29,000.

     The Company filed a registration statement for 480,000 units at $15.00 per unit which was declared effective on September 3, 1996. Each unit consisted of 2 shares of common stock and 1 Class A Warrant. Each Class A Warrant entitles its holder to purchase one share of common stock at $8.00. In September of 1996, the Company received $6,603,038, which represented the net proceeds on the sale of 552,000 units, including the original 480,000 units, as well as the full 72,000 units available in the underwriter's over allotment. Concurrently with the receipt of the aforementioned proceeds, the Company paid $600,933 for the redemption of 720,000 shares of Series A Preferred Stock and $4,000,000 for the stock subscription of 1,500 shares of Class A Common Stock in KN2B, Inc. (Home Shopping Showcase(TM)). The Company believes that the remaining proceeds will provide sufficient working capital for approximately the next 15 months. Home Shopping Showcase(TM) intends to spend its $4,000,000 as follows: $1,500,000 for the development and production of in-store units, $1,350,000 for product inventory, $550,000 for marketing and advertising, and the balance of approximately $600,000 for working capital.

     For the nine months ended August 31, 1996, Accounts Payable, Accounts Payable -- Related Party, and Accrued Expenses increased approximately $526,000, $146,000, and $269,000, respectively. This increase was primarily the result of an increase in operating activities in connection with the Company's implementation of its business plan. Inventory increased approximately $210,000 as part of the Company's efforts in its kiosk program. Accounts Receivable also increased by approximately $296,000. This increase represented moneys due from sales that were products of the Company's promotional sales business, but not represented by letters of credit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES - (CONTINUED)

     The Notes Payable - Related Party, totaling $542,000, were for advances made to the Company, during the period from the Company's inception through August 31, 1996, by a partnership in which each of the two partners is a significant shareholder in the Company. The amounts owing were evidenced by demand notes, which accrued interest at the rate of 2% over prime. As of August 31, 1996, the interest rates on the notes was calculated to be 10.25 %. In October of 1996, these notes, plus accrued interest of $9,412, was fully repaid (see Notes 3 and 11).

     There are no known trends or uncertainties which have had, or are expected to have, a material impact on the Company's operations.

ML DIRECT, INC.
SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereon duly authorized.


                                       ML DIRECT, INC.

                                       By: /s/ Nancy Shalek
                                           -------------------------------
                                           Chairman of the Board

Date: October 22, 1996