Form 10QSB/A
period 1996-08-31
ML DIRECT INC
filed 1996-12-05
CIK 1011775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                 --------------

                                  FORM 10-QSB/A

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
                                               ===========       ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ML DIRECT, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (UNAUDITED)
--------------------------------------------------------------------------------

                                              Preferred Stock                                    Common Stock
                                   -------------------------------------     ---------------------------------------------------
                                                              Additional                                Additional      Common
                                   Number of   Amount at       Paid in       Number of   Amount at       Paid in        Stock
                                    Shares        Par          Capital        Shares        Par          Capital      Subscribed
                                   ---------   ---------      ----------     ---------   ---------       -------      ----------
Balance December 1, 1995             600,000   $        60   $   249,940     3,000,000   $       300   $   249,940   $ 4,000,000

Stock Options Issued                    --            --            --            --            --         120,000          --

Compensation Expense                    --            --            --            --            --            --            --

Common and Preferred Stock
   Issued for Bridge Financing
     March 29, 1996                  120,000            12        49,988       120,000            12        49,988          --

Net Loss for the nine months
   ended August 31, 1996                --            --            --            --            --            --            --
                                     -------   -----------   -----------     ---------   -----------   -----------   -----------
                                     720,000   $        72   $   299,928     3,120,000   $       312   $   419,928   $ 4,000,000
                                     =======   ===========   ===========     =========   ===========   ===========   ===========

                                                                                    Total
                                     Retained       Deferred        Stock       Stockholders'
                                     Earnings     Compensation   Subscription      Equity
                                     (Deficit)      Expense       Receivable      (Deficit)
                                     ---------    ------------   ------------   -------------
Balance December 1, 1995           $   (93,154)                  $(4,000,000)   $   407,086

Stock Options Issued                      --         (120,000)          --             --

Compensation Expense                      --           30,000           --           30,000

Common and Preferred Stock
   Issued for Bridge Financing
     March 29, 1996                       --             --             --          100,000

Net Loss for the nine months
   ended August 31, 1996            (1,275,471)          --             --       (1,275,471)
                                   -----------    -----------    -----------    -----------
                                   $(1,368,625)   $   (90,000)   $(4,000,000)   $  (738,385)
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

ML DIRECT, INC.
SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB/A to be signed on its behalf by the undersigned thereon duly authorized.


                                       ML DIRECT, INC.

                                       By: /s/ Nancy Shalek
                                           -------------------------------
                                           Chairman of the Board

Date: December 2, 1996

                                 Exhibit Index
                                 -------------

Exhibit No.                    Description
-----------                    -----------

    27              Financial Data Schedule