Form 10KSB
period 1996-11-30
ML DIRECT INC
filed 1997-03-18
CIK 1011775

                  UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB
(Mark One)
      [X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
                   For the fiscal year ended November 30, 1996
                                       OR
      [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from __________ to __________.

                        Commission File Number 000-21211
                             -----------------------
                                 ML DIRECT INC.
                 (Name of small business issuer in its charter)

          DELAWARE                                    13-3842020
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)



              3001 EXECUTIVE DRIVE, SUITE 120, CLEARWATER, FLORIDA
                    (Address of principal executive offices)

                                      34622
                                   (Zip Code)

                                 (813) 572-8703
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------           -----------------------------------------
Common Stock                                      NASDAQ - Small Cap
Common Stock Warrants                             NASDAQ - Small Cap

               ---------------------------------------------------
         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES [ X ]                 NO [  ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB[ ].

         ML Direct Inc.'s net revenues for the year ended November 30, 1996 were $692,256.

         The aggregate market value of the voting stock held by non-affiliates on February 28, 1997 was $4,164,000. The number of shares outstanding of the issuer's common stock, as of February 28, 1997 was 4,224,000.

PART I

         This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Actual results could differ materially from those projected or suggested in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

ITEM 1 - BUSINESS

GENERAL

         ML Direct Inc. (the "Company" or "ML Direct") was incorporated in the State of Delaware on June 22, 1995. The Company sells through other channels of distribution products that have already been sold successfully through direct response television ("DRTV"), including infomercials and shopping networks. ML Direct employs DRTV and consumer marketing industry executives and has pursued and will continue to pursue affiliations with both product suppliers and distributors.

         ML Direct purchases certain products that have been sold through DRTV and resells them to other entities (including HSS, described below) for sale to consumers. ML Direct resells products to supermarkets, mass merchandisers, drug chains, and department stores (collectively, broad retail distribution), and infomercials and shopping networks (collectively, electronic retailing) and catalogs and print media (direct marketing). The Company's initial focus is broad retail distribution.

         The Company owns 50.02% of KN2B, Inc., which does business under the name Home Shopping Showcase(TM), Inc. ("HSS(TM)" or "Home Shopping Showcase(TM)"). The remaining 49.98% of Home Shopping Showcase(TM) is owned by HSN Direct Joint Venture ("HSN Direct" or "HSND"), which at the time of the formation of HSS (TM) was a subsidiary of Home Shopping Network ("HSN"). HSND is now a majority owned subsidiary of Flextech P.L.C. (a subsidiary of Telecommunications Company, Inc. ("TCI")). Home Shopping Network, Inc.
continues to hold a minority equity position in HSND.

         Home Shopping Showcase(TM) attempts to establish permanent in-store programs that the Company believes will establish HSS as a distributor to retail outlets for DRTV products. The Company will use the Home Shopping brand name to launch its programs, relying on the familiarity of the name with consumers. Home Shopping Showcase(TM) has entered an agreement with HSN Direct, which entitles the Company to the exclusive marketing rights to the products and services of HSN Direct, as well as HSND's full support in obtaining rights to products previously marketed on HSN.

         Home Shopping Showcase(TM) offers retailers two programs: (i) permanent store-within-a-store kiosk program, and (ii) promotional sales programs, consisting of temporary displays of individual products or "themed" merchandise. Home Shopping Showcase(TM) is currently operating pilots of its kiosk program in four Baker's stores and four Furr's stores. Each of these eight pilots is offering a mix of DRTV products, leading collectible items, gift merchandise lines, and celebrity-sponsored goods. The Baker's pilot will come to an end on March 28, 1997. Twenty new kiosks are being placed in two leading supermarkets in North Florida and Pennsylvania during May 1997. The retailer has the right to discontinue the program if the program is not performing as expected. Based on several presentations to other supermarket chains, Home Shopping Showcase(TM) and the Company believe that there are additional chains which may be interested in implementing the kiosk program in their stores.

         Home Shopping Showcase's promotional sales program takes two forms: i) continuity product supply sales programs where best selling TV products are sold to retailers on a recurring basis and ii) promotional programs where best selling TV products are sold to retailers on a one time basis. HSS is currently in negotiations with a supplier for over 3,000 supermarkets to implement a continuity product supply program. Although the negotiations are ongoing, there can be no assurance a contract will be signed. The Company's promotional program has resulted in the distribution of individual products to several chains totaling over 2,800 retail outlets in the current year.

         For the year ended November 30, 1996, the Company's gross revenue was derived primarily from three customers, which were non-supermarket retailers:
Jack Eckerd Drug Co, Caldor Department Stores, and Play it Again Sports, representing approximately 32%, 17% and 14% of the Company's total sales, respectively.

BACKGROUND

         In 1984, the Federal Communication Commission removed certain regulations which limited television commercial time, thereby permitting the creation of long-form commercials (or "infomercials") as well as dedicated television shopping channels, which were quickly recognized as new outlets of distribution for both new and established consumer products. These new methods of marketing have afforded undercapitalized manufacturers of lesser known products an inexpensive testing ground for new product introductions. These direct response channels of distribution have grown to over five (5) billion dollars in annual consumer sales.

         New products which show promise in DRTV are often repackaged, repositioned, and repromoted to retail as "As Seen On TV" merchandise. To date, the retail distribution for such products has been largely through mass merchants, such as Kmart and WalMart. Not all products that were introduced through DRTV have achieved retail success and there can be no guarantee that the Company or HSS(TM) will be able to achieve success with any or all of their retail product offerings.

SUPERMARKET DISTRIBUTION

         Distribution of DRTV products to supermarkets has been limited to date. Management believes the lack of success is due to the selling behavior of DRTV product suppliers and the buying behavior of supermarket retailers.
The Company believes it has several competitive strengths that will allow it to penetrate the fragmented supermarket industry and become its preferred supplier of DRTV merchandise: distribution rights (often exclusive) to best selling DRTV products, marketing and sales management with an extensive understanding of, and relationships with, the supermarket industry and a success model to follow over the last year.

         The Company has secured rights to distribute to supermarkets (and often other outlets) products from leading infomercial companies, TV shopping networks, and licensed merchandise and collectible suppliers. The Company's management's understanding of and relationships in the supermarket industry have allowed the Company to both develop and begin to implement permanent and temporary display programs which are consistent with the needs of the supermarket retailer. Moreover, the Company's permanent display program is modeled after other successful supermarket non-food products, such as videos, greeting cards, film processing and fresh flowers. Home Shopping
Showcase(TM), organizes and manages a store's entire selection and display of DRTV merchandise under the Home Shopping Showcase(TM) name. Home Shopping Showcase(TM) regularly supplies and rotates the product mix at each supermarket location to assure new and popular DRTV products are available. Home Shopping Showcase(TM) will draws from a large selection of successful DRTV products to be purchased from the Company and HSN Direct, among other suppliers. Home Shopping Showcase(TM) operates with a revolving purchase order from each store, making all DRTV decisions for that store.

         A number of DRTV merchandise distribution organizations exist with the experience and financial resources to develop sales and merchandising forces capable of selling to and servicing supermarket accounts. These organizations have done so but only to a limited extent, and with limited success yet there is no assurance that they will not do so in the future.

AGREEMENT WITH HSN DIRECT

         In June 1995, the Company entered into an agreement with HSN Direct which provided for the creation of KN2B, Inc., which does business under the name Home Shopping Showcase(TM). The agreement provides that HSS will develop programs to support the retail sales of products that have been introduced through direct response television by establishing a "store within a store" concept. The agreement provides that the Company owns 50.02% of HSS and HSN Direct owns 49.98% of HSS. The Company secured financing of $4,000,000 for HSS in September 1996 through the completion of a public offering of the Company's stock. HSN Direct provided HSS with a license to the Home Shopping Showcase(TM) trademarks, logos and service marks within the field of domestic retail distribution so that HSS may exploit all manner of retail opportunities in the United States using such trademarks, logos and service marks. This license provides for use of the HSS logo and name until December 31, 2000, at retail sites established on or before January 1, 1998 and until the earlier of (i) December 31, 2003, or (ii) three (3) years after establishment of retail sites established between January 1, 1998 and December 31, 2000. In addition, HSN Direct contributed its rights and agreements for the domestic retail distribution of its own and/or third-party products, services, programs and promotions introduced through DRTV. The agreement also provides that HSS will be managed by a board of directors consisting of two representatives from each of HSN Direct and the Company. The Company has appointed Nancy Shalek, Chairman of the Board of ML Direct, and Alan Kerzner, Executive Vice President of ML Direct, to the Board of Directors of HSS(TM). The Chairman of the Board of KN2B, Inc. will have the right to cast an additional vote to break a tie on all but certain matters before the Board of Directors as specified in the Articles of Incorporation of KN2B, Inc. The matters for which the chairman can not break a tie include, among other things, amendment of the Certificate of Incorporation or Bylaws, creation of any encumbrance not in the ordinary course of business in excess of $50,000, acquisition of another business and the making of any material change in the business. There are no provisions governing the resolution of the votes in situations where the Chairman is not authorized to cast the deciding vote.

EMPLOYEES

         As of February 28, 1997, ML Direct had seven full-time employees, and HSS(TM) had eleven full-time and four part-time employees.

ITEM 2 - DESCRIPTION OF PROPERTY

         The Company's corporate office is in Clearwater, Florida in leased office space. The lease is for three years and is approximately 2,400 square feet. HSS's corporate office is located in leased space in New York City, New York and is approximately 4,500 square feet.

         The Company believes that its existing facilities are adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes the Company will be able to secure additional space at reasonable rates.

ITEM 3 - LEGAL PROCEEDINGS

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered hereby to a vote of security holders of the Company.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since September 3, 1996, the date of the Company's initial public offering, ML Direct's common stock, par value $.0001, has been traded on the Nasdaq SmallCap market under the symbol "MLDR" and ML Direct's common stock warrants have been traded on the Nasdaq SmallCap market under the symbol "MLDRW." The high and low closing sale prices during the fourth quarter for ML Direct's common stock and common stock warrants for fiscal year 1996 were as follows:

     COMMON STOCK                                          HIGH       LOW
      ------------                                          ----       ---
     September 4, 1996 through November 30, 1996           16 1/4     5 5/8

     COMMON STOCK WARRANTS
     ---------------------
     September 4, 1996 through November 30, 1996            7 3/4     4

         On February 28, 1997, the closing sale prices of the Company's common stock and common stock warrants were $1.00 per share and $0.59375 per warrant, respectively. The approximate number of shareholders of record of the Company's common stock and common stock warrants as of February 28, 1997 was 3,000 and 2,000, respectively. ML Direct has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATING

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere herein.

(A) RESULTS OF OPERATIONS

         YEAR ENDED NOVEMBER 30, 1996 COMPARED TO THE PERIOD FROM JUNE 22, 1995 (INCEPTION) TO NOVEMBER 30, 1995.

      Revenues for the year ended November 30, 1996 ("fiscal 1996") were approximately $692,000 compared to approximately $760,000 for the period from June 22, 1995 (Inception) through November 30, 1995 ("fiscal 1995") , a decrease of 8.9%. Of the $692,000, approximately $618,000, or 89%, were net sales to three large chain stores, Jack Eckerd Drug Co., Caldor Department Store and Play it Again Sports. The sales to Jack Eckerd Drug Co. and Caldor Department Store were in keeping with the Company's promotional sales business. The remaining sales represent the first results of the Company's core kiosk program. Overall, the Company achieved a gross profit percentage of 28.4% in fiscal 1996 compared to a 12.1% gross profit percentage in the previous period. The increase in gross profit percentage in fiscal 1996 was due to the sale of a few products to one customer in the prior period at a lower margin.

      Operating expenses for fiscal 1996 were approximately $3,290,000 compared to approximately $188,000 in fiscal 1995. The increase in expenses reflects growth in operational activity during fiscal 1996, as compared to mainly start-up activity during the approximately five month period ending November 30, 1995. The most significant expenses in 1996 were for: (a) reimbursement of miscellaneous operating costs to related parties (as described below), (b) compensation, (c) travel and entertainment, (d) consulting fees, (e) compensation expense recorded through amortization of deferred compensation and
(f) a provision for loss recorded for a related party note receivable.

      The reimbursement was to a partnership in which both of the partners are significant shareholders in the Company. The Company reimbursed this partnership for expenses incurred on behalf of the Company for fiscal 1996 and fiscal 1995 as follows:

                                     Fiscal 1996             Fiscal  1995
                                   -----------------       -----------------

Rent and Utilities ..................  $146,701                 $ 11,782
Travel and Entertainment ............    62,629                   47,786
Outside Services ....................    98,698                   60,989
Compensation and Benefits ...........       811                    7,795
                                       --------                 --------
  Total .............................  $308,839                 $128,352
                                       ========                 ========

         The Company's net loss for fiscal 1996 was $3,053,661 compared to its net loss of $93,154 for fiscal 1995. The majority of the expenses which comprised the net loss were for compensation and benefits (approximately $1,038,000) as a result of the hiring of marketing, sales, and administrative personnel, and for reimbursement of $308,839 of miscellaneous operating expenses paid on behalf of the Company by a partnership in which both of the partners are significant shareholders of the Company. In order to implement the supermarket kiosk program within Home Shopping Showcase(TM)and to market the services of ML Direct, additional expenses were incurred for travel and entertainment (approximately $259,000) and consulting, which includes legal expenses (approximately $368,000). In addition, the Company recorded additional compensation expense (approximately $289,000) as a result of the amortization of the deferred compensation cost which was recorded as a result of stock options issued to employees and consultants with exercise prices below fair market value on the date of grant. The Company recorded a provision for loss on a related party note receivable ($500,000). See (B) LIQUIDITY & CAPITAL RESOURCES.

(B) LIQUIDITY AND CAPITAL RESOURCES

      The Company had working capital of $3,260,334 at November 30, 1996. Cash used by operating activities was $3,075,847 for fiscal 1996.

      As of November 30, 1996, ML Direct had no material commitments for capital expenditures. During fiscal year 1996 the Company used cash flows raised in the public offering to purchase approximately $260,000 in displays and equipment. Home Shopping Showcase plans to continue building kiosks in supermarkets through fiscal year 1997 and the capital needs of this program are expected to be approximately $200,000 for fiscal 1997.

      In November 1996, the Company made a loan in the aggregate principal amount of $500,000 to Fresh Picks, Inc. ("Fresh Picks"). The Chairman of the Board of the Company is also the Chairman of the Board of Fresh Picks. The loan is evidenced by an Unsecured Non-Transferable Convertible Promissory Note (the "Note"), which bears interest at prime rate plus four percent per annum and is due and payable on the earlier of (i) the completion of a private equity offering by Fresh Picks in an amount greater than or equal to $6 million, or
(ii) November 14, 1998. The Company may, at its discretion, exercise its option to convert a portion of the Note into a maximum of 100,000 shares of common stock of Fresh Picks upon consummation of a private equity offering of Fresh Picks, such conversion to be at the price of the lesser of $1.50 per share or the price per share for common stock paid by investors in such offering. Upon any such conversion of a portion of the Note into equity, Fresh Picks will prepay all outstanding principal, and interest thereon, except to the extent so converted. Due to the fact that there is no evidence that Fresh Picks will be able to repay the loan and the Note is not collateralized, the Company has provided an allowance for loss for the entire $500,000 principal amount of the Note as of November 30, 1996. The Company will recognize interest income on the Note when received in cash.

        Fresh Picks, a development-stage company, is a proposed full-service provider of music retail services to the grocery industry. The idea for Fresh Picks arose from the similar objective to that of the Company of growing sales in supermarkets. As such, the Chairman of the Board of both the Company and Fresh Picks and the president of HSS and a former officer of Fresh Picks have worked closely during original planning and formulation of business plans and pilot markets for Fresh Picks. Initially pilots for HSS and Fresh Picks were tested in the same Omaha stores served by the Company and the Company and Fresh Picks have used the same outside operations personnel. Management of the Company has been informed that Fresh Picks has secured a commitment with a Boston-based supermarket chain to establish six planned pilot departments by April 30, 1997, in those supermarkets, leading to an additional 20 departments no later than year end. In addition, management of the Company has been informed that Fresh Picks is currently in the process of seeking equity financing from various potential investors. There can be no assurance that Fresh Picks will be successful in obtaining such financing or that Fresh Picks will achieve the necessary sales and profitability targets required to continue its operations and enable Fresh Picks to repay the Note to the Company.

      The Company completed a registration statement for 480,000 units at $15.00 per unit which was declared effective on September 3, 1996. Each unit consisted of 2 shares of common stock and 1 Class A Warrant. Each Class A Warrant entitles its holder to purchase one share of common stock at $8.00. In September of 1996, the Company received $6,656,856, which represented the net proceeds on the sale of 552,000 units, including the original 480,000 units, as well as the full 72,000 units available in the underwriter's over allotment. Concurrently with the receipt of the aforementioned proceeds, the Company paid $600,933 for the redemption of 720,000 shares of Series A Preferred Stock and $4,000,000 for the stock subscription of 1,500 shares of Class A Common Stock in KN2B, Inc.

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the year ended November 30, 1996 and the period ended November 30, 1995, the Company incurred net losses of $3,053,847 and $93,154, respectively, and used cash for operating activities of $3,075,847 and $61,211, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

      The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management is continuing its efforts to generate positive cash flows and profits by expanding its sales through distribution channels such as supermarkets, mass merchandisers, drug chains, and department stores as well as informercials and shopping networks and catalogs and print media. The Company's continuation as a going concern is dependent upon its ability and the ability of its subsidiary to generate sufficient cash flow to meet their obligations on a timely basis and ultimately on the Company's and its subsidiary's attaining successful operations.

(C)   OTHER SIGNIFICANT MATTERS

      On January 1, 1997, the Company entered into a Consulting Agreement with The Columbus Circle ("TCC"), a New York partnership of which one of the two general partners is owned and controlled by the Company's Chairman, pursuant to which TCC agrees to provide certain general management and other services to the Company. This agreement, which expires on December 31, 1999 provides that the Company pay to TCC an initial fee of $120,000 and a monthly amount equal to $15,000. KN2B, Inc. also entered into a Consulting Agreement with TCC in January, 1997, pursuant to which TCC agrees to provide certain general management and other services to KN2B. This agreement, which expires on December 31, 1999 provides that the Company pay to TCC an initial fee of $60,000 and a monthly amount equal to $7,500. The initial fees totaling
$180,000 will be capitalized and amortized over the three-year term.
The consulting agreements may be terminated by either party for non-performance.

         On January 1, 1997, pursuant to the above described Consulting Agreement between the Company and TCC, the Company entered into a Stock Option Agreement (the "ML Option Agreement") with TCC. Pursuant to the ML Option Agreement, the Company granted TCC an option to purchase 54,545 Shares exercisable from January 1, 1997 through December 31, 2001 at an exercise price of $4.50 per share. In addition, the ML Option Agreement provides that the Company issue to TCC the following options to purchase the Company's common stock ("Shares") at an exercise price of $4.50 per share: (i) if the Consulting Agreement shall be in effect at any time during the 120-day period ending on January 1, 1999, an option to purchase an additional 54,545 Shares exercisable from January 1, 1999 through December 31, 2003; (ii) if the Consulting Agreement shall be in effect at any time during the 120-day period ending on January 1, 2000, an option to purchase an additional 54,545 Shares exercisable from January 1, 2000 through December 31, 2004; (iii) if the Company closes any transaction whereby the Company receives an infusion or infusions of cash (either equity or debt), or it acquires (directly or indirectly) another company, an option to purchase the number of Shares obtained by dividing by 4.5, the total consideration received by the Company in the case of a cash infusion, or the total consideration given by the Company in the case of an acquisition, and (iv) if Consulting Agreement shall be in effect at any time within the 120-day period ending on the last day of the Company's 1997, 1998 and 1999 fiscal years, an option to purchase the number of shares obtained by multiplying 54,545 by the percentage increase in earnings per share from the Company's 1996 fiscal year end earnings per share. To the extent not exercised, all options terminate on the day immediately following the fifth anniversary of the date of grant. The
ML Option Agreement permits either party to terminate the agreement upon 90 days' notice without cause.

         On January 1, 1997, pursuant to above described Consulting Agreement between KN2B, Inc. and TCC, the Company entered into a Stock Option Agreement with TCC (the "KN2B Option Agreement"). Pursuant to the KN2B Option Agreement, the Company granted TCC an option to purchase 27,273 Shares exercisable from January 1, 1997 through December 31, 2001 at an exercise price of $4.50 per share. In addition, the KN2B Option Agreement provides that the Company issue to TCC the following options to purchase Shares at an exercise price of $4.50 per share: (i) provided that the Consulting Agreement shall be in effect at any time during the 120-day period ending on January 1, 1999, an option to purchase 27,273 Shares exercisable from January 1, 1999 through December 31, 2003; (ii) provided that the Consulting Agreement shall be in effect at any time during the 120-day period ending on January 1, 2000, an option to purchase 27,273 Shares exercisable from January 1, 2000 through December 31, 2004; (iii) in the event that KN2B closes any transaction whereby the Company receives an infusion or infusions of cash (either equity or debt), or KN2B acquires (directly or indirectly) another company, and such transaction was initiated by TCC and closed prior to the termination of the Consulting Agreement or within the 120-day period following the termination of the Consulting Agreement, an option to purchase the number of Shares obtained by dividing by 4.5, the total consideration received by the Company in the case of a cash infusion, or the total consideration given by the Company in the case of an acquisition, and (iv) provided that the Consulting Agreement shall be in effect at any time within the 120-day period ending on the last day of the Company's 1997, 1998 and 1999 fiscal years, an option to purchase the number of shares obtained by multiplying 27,273 by the percentage increase in KN2B's earnings per share from KN2B's 1996 fiscal year end earnings per share. To the extent not exercised, all options terminate on the day immediately following the fifth anniversary of the date of grant. The KN2B Option Agreement permits either party to terminate the agreement upon 90 days' notice without cause.

ITEM 7 - FINANCIAL STATEMENTS

         The Company's Consolidated Financial Statements and notes thereto appear beginning on page F-1 hereof.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On December 24, 1996, the Company filed a Form 8-K reporting a change in principal accountants from Moore Stephens, PC to Deloitte and Touche LLP.

PART III

ITEM 9 - DIRECTORS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT, EXECUTIVE OFFICERS

         The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below.

NAME                         AGE       POSITION HELD
----                         ---       -------------
Nancy Shalek                 42        Chairman of the Board of ML Direct

James M. Lawless             59        President, Chief Operating Officer and Principal Accounting
                                       Officer

Alan Kerzner                 39        Executive Vice President and Director

Benedict V. White, Jr        50        Executive Vice President

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

         Nancy Shalek is Chairman of the Boards of both the Company and of HSS. She is President of Sherbrooke Consulting which is a partner in Columbus Circle. She is currently an officer and also a director of several public and private companies. Previously Mrs. Shalek was the President of The Shalek Agency, an advertising agency that she formed in 1988. From 1987 to 1988, Mrs. Shalek served as Executive Vice President and West Coast Director of the W.B. Donor advertising agency. W.B. Donor acquired Wexler & Shalek, an agency which she co-founded in 1983. From 1983 through 1987, Mrs. Shalek served as President of Wexler & Shalek. Prior to that time, she held marketing positions in the Carnation Company and in the Voit division of AMF Corporation. Mrs. Shalek has received national and western "Advertising Woman of the Year" awards and has lectured at advertising industry conferences and business schools throughout the country. Mrs. Shalek holds a B.A. from the University of Pennsylvania and an M.B.A. from the University of Southern California.

         James M. Lawless has served as President, Chief Operating Officer and Principal Accounting Officer of the Company since April 1996. From 1994 through 1996 he served as Chairman of the Board and President of Silver King Communications Inc., a company which owns and operates television stations and television production facilities. Prior to joining Silver King, Mr. Lawless was an executive at the Home Shopping Club, a subsidiary of the Home Shopping Network, Inc. He served as Home Shopping Club's Senior Vice President of Network Operations from 1987 to 1989, and as its President from 1990 to 1993.
Mr. Lawless holds a B.A. from La Salle University in Philadelphia.

         Alan Kerzner is the Executive Vice President of the Company and President and Chief Operating Officer of HSS(TM), as well as the Director of both the Company and HSS(TM). From 1991 to 1995 he served as marketing director of Johnson & Johnson's Consumer Products, Inc. Mr. Kerzner served as Vice President of Marketing at The Rocking Horse Child Care Centers of America from 1989 to 1991. Prior to that, Mr. Kerzner held marketing positions at Richardson-Vicks, a division of Proctor & Gamble. He holds a B.A. from the University of Rochester and an M.B.A. from the Wharton School of the University of Pennsylvania.

         Benedict V. White, Jr. has served as Executive Vice President of the Company since April 1996. Prior to joining the Company, Mr. White was the President of Celebrity Marketing, a division of the Home Shopping Network, Inc. At the Home Shopping Network, Mr. White was at various times President of HSN Lifeway Health Products, a position he held for 5 years, and President of HSN Cosmetics.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Under the securities laws of the United States, the Company's directors, officers, and persons owning more than 10 percent of the Common Stock are required to report their ownership of Common Stock and any changes in that ownership, on a timely basis, to the Securities and Exchange
Commission. Based on material provided to the Company, the following reports were not filed on a timely basis: (i) a report on Form 3 required to be filed by each of James Lawless, the Company's President and Chief Operating Officer; Benedict White, the Company's Executive Vice President; and (ii) a report on Form 3 and a report on Form 4 required to be filed by Alan Kerzner, the Company's Executive Vice President; (iii) a report on Form 3 and a report on Form 4 required to be filed by Nancy Shalek, the Company's Chairman of the Board of Directors; (iv) a report on Form 3 and a report on Form 4 required to be filed by Sherbrooke Consulting, Ltd; (v) a report on Form 3 and a report on Form 4 required to be filed by Carole Landau; and (vi) a report on Form 3 and a report on Form 4 required to be filed by the Market Link Group, Ltd. All of the aforementioned reports, or a Form 5 covering such reports, have subsequently been filed.

ITEM 10 - EXECUTIVE COMPENSATION

         The following table provides summary information concerning cash and certain other compensation paid or accrued during each of the last two fiscal years by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose compensation exceeded $100,000 during the last fiscal year ( the "Named Executive Officers").


                                           SUMMARY COMPENSATION TABLE
                                           --------------------------

                                  ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                  ----------------------------------  ----------------------
                                                           OTHER     RESTRICTED
                                               ANNUAL      ANNUAL      STOCK       STOCK
    NAMES AND           FISCAL    SALARY        BONUS   COMPENSATION  AWARD(S)    OPTIONS
PRINCIPAL POSITION       YEAR       ($)          ($)        ($)         ($)          (#)
------------------      ------    ------       ------   ------------  --------    -------

Alan Kerzner (1)         1996     150,000        --         2,215        --        60,000
 Executive VP            1995      12,500        --          --          --          --
James Lawless(2)         1996      75,000        --          --          --       100,000
 President               1995        --          --          --          --          --
Benedict White(3)        1996     125,000        --        37,500        --       600,000
 Executive VP            1995        --          --          --          --          --


(1) Mr. Kerzner was hired in December 1995 and his annual salary is $150,000. The Company paid $2,215 on his behalf for a life insurance contract under the terms of his employment agreement.
(2)      Mr. Lawless was hired in April 1996 and his annual salary is $120,000.
(3) Mr. White was hired in April 1996 and his annual salary is $200,000 and he receives a $5,000 per month expense allowance.

OPTION GRANTS

         Set forth below is information with respect to options to purchase the Company's Common Stock granted to the Named Executive Officers during fiscal year 1996. The grants to Messrs. Kerzner, Lawless, and White were made under the ML Direct 1995 Stock Plan.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                                                                             POTENTIAL REALIZABLE
                                                                                                  VALUE AT
                                                                                               ASSUMED ANNUAL
                       NUMBER OF      PERCENT OF TOTAL                                         RATES OF STOCK
                       SECURITIES      OPTIONS/SAR'S                                         PRICE APPRECIATION
                       UNDERLYING       GRANTED TO                                           FOR OPTION TERM(1)
                      OPTIONS/SAR'S     EMPLOYEES IN  EXERCISE OR BASE                      ---------------------
 NAME                   GRANTED(#)      FISCAL YEAR     PRICE ($/SH)   EXPIRATION DATE        5%($)      10%($)
-------------          ----------       -----------     ------------   ---------------      ---------   ---------
Alan Kerzner             60,000             5.7%        $   2.50       June 30, 2000          32,326      69,615
James Lawless           100,000             9.5%        $   4.50       December 31, 2002     153,043     347,202
Benedict White          600,000            57.1%        $   4.50       December 31, 2002     918,258   2,083,215

(1) Gains are reported net of the option exercise price but before taxes associated with the exercise. These amounts represent certain assumed rates of appreciation only.

     As of November 30, 1996 there were no options or SARS issued under the 1995 Incentive Stock Option and Stock Appreciation Rights Plan ("Incentive Option Plan").

BOARD COMPENSATION

      Each director of the Company is entitled to receive reasonable expenses not to exceed $150 incurred in attending meetings of the Board of Directors of the Company. The Directors of the Company did not receive any compensation in fiscal for 1996 for Board related expenses.

OPTION EXERCISES

                                                                                             Value of Unexercised,
                                                       Number of Unexercised                     In-the-Money
                        Shares                         Options Held at Fiscal                     Options at
                     Acquired on       Value                Year End (#)                     Fiscal Year-End ($)(2)
Name                 Exercise(#)    Realized ($)    Exercisable    Unexercisable(1)     Exercisable      Unexercisable
----                 -----------    ------------    -----------      -------------      -----------      -------------
Alan Kerzner            -               -             60,000               -               195,000             -
James Lawless           -               -               -               100,000               -             125,000
Benedict White          -               -               -               600,000               -             750,000


(1) Messrs. Lawless and White's options were not exercisable until January 1, 1997 at which time they vested 100%, although the shares under the 1995 Stock Plan are not registered.
(2) Represents the difference between the $5.75 closing stock price on November 29, 1996 and the exercise price of the options and does not include the federal and state taxes due upon exercise.

EMPLOYMENT AGREEMENTS

      The Company has entered into a three year employment agreement, which expires November 30, 1998, with Alan Kerzner pursuant to which Mr. Kerzner serves as the Company's Executive Vice President effective December 1, 1995. The agreement provides for Mr. Kerzner to receive a salary of $150,000 per annum as well as a bonus at the sole discretion of the Board of Directors. The agreement also provides that the Company purchase life insurance for Mr. Kerzner of not less than $500,000 which shall be payable to his estate. Additionally, Mr. Kerzner was granted an option to purchase 60,000 shares of ML Direct's Common Stock for $2.50 per share at any time on or after July 1, 1996 and on or before June 30, 2000. The exercise price was determined by management.

      On April 15, 1996, the Company entered into a one year employment agreement with James Lawless pursuant to which Mr. Lawless serves as the Company's President. The agreement provides that Mr. Lawless will receive a salary of $120,000 per annum and a bonus at the sole discretion of the Board of Directors. The agreement also provides that Mr. Lawless be issued an option to purchase up to 100,000 shares of Common Stock at any time between January 1, 1997 and December 31, 2002 at a price of $4.50 per share. The exercise price was determined by management. The agreement also provides for the Company to purchase life insurance of not less than $500,000 which shall be payable to his estate.

      On April 15, 1996, the Company entered into a five year employment agreement with Benedict White pursuant to which Mr. White serves as the Company's Executive Vice President. The agreement provides that Mr. White will receive a salary of $200,000 per annum and a bonus at the sole discretion of the Board of Directors. Mr. White also receives a $5,000 per month expense allowance. The agreement also provides that Mr. White be issued an option to purchase up to 100,000 shares of Common Stock at any time between January 1, 1997 and December 31, 2002 at a price of $4.50 per share. The exercise price was determined by management. The agreement also provides that Mr. White has the right to receive an additional 500,000 options at fair market value in increments of 100,000 options during the ensuing five years, if he is employed by the Company. The agreement also provides for the Company to purchase life insurance of not less than $500,000, which shall be payable to his estate.

      On May 15, 1996, Home Shopping Showcase(TM) entered into a two year employment agreement, effective June 3, 1996, with Win Taylor, pursuant to which Mr. Taylor will serve as Home Shopping Showcase(TM)'s Executive Vice President of Sales and Marketing. Mr. Taylor's agreement calls for annual compensation of $140,000 and provides for a bonus at the discretion of the Board of Directors. In connection with the employment agreement, Mr. Taylor was also granted an option to purchase 100,000 shares of the Company's unregistered common stock for $ 7.50 per share. The exercise price was determined by management. Mr. Taylor's options vest, and are then immediately exercisable as follows: 33,333 options on July 1, 1997; 33,333 options on July 1, 1998; and 33,334 options on July 1, 1999, should he have continued to be employed by the Company at each of the just prior year ending dates (June 2nd of 1997, 1998, and 1999, respectively) of his employment. The agreement also provides for the Company to purchase life insurance of not less than $500,000 which shall be payable to his estate.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of February 28, 1997 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) any holder of more than five (5%) percent of the outstanding shares; (ii) the Company's directors; and the directors and officers of the Company as a group.


                                             SHARES OF           PERCENTAGE
                                               COMMON              (%) OF
NAME AND ADDRESS OF                             STOCK              COMMON
BENEFICIAL OWNER *                              OWNED              STOCK
------------------                              -----              -----

Alan Kerzner(1) .............................   60,000             1.31%
Nancy Shalek(2) .............................  141,818             3.11%
James Lawless ...............................  100,000             2.19%
Benedict White ..............................  100,000             2.19%
M.D. Funding, Inc. ..........................  318,000             6.96%
     750 Lexington Avenue
     New York, NY 10022
All officers and directors as a group
  (four(4) persons) .........................  401,818             8.80%

(1) Includes 60,000 shares of Common Stock issuable upon exercise of 60,000 options. Does not include shares of Common Stock issuable upon exercise of 50,000 Class A Warrants.
(2) Of the 141,818 shares, 60,000 shares of common stock are owned by James Shalek, Mrs. Shalek's husband. The remaining shares are options granted and vested to The Columbus Circle, a partnership of which one of the two general partners is owned and controlled by Mrs. Shalek.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1995, the Company entered into an agreement with HSN Direct which provided for the creation of KN2B, Inc., which does business under the name Home Shopping Showcase(TM). The agreement provides that HSS will develop programs to support the retail sale of products that have been introduced through direct response television by executing a "store within a store" concept. The agreement provides that the Company owns 50.02% of HSS and HSN Direct owns 49.98% of HSS. The Company agreed that it would secure financing of $4,000,000 for HSS. HSN Direct provided HSS with a license to the Home Shopping Showcase(TM) trademarks, logos and service marks within the field of domestic retail distribution so that HSS may exploit all manner of retail opportunities in the United States using such trademarks, logos and service marks. This license provides use of the HSS logo and names until December 31, 2000, at retail sites established on or before January 1, 1998 and the earlier of (i) December 31, 2003 or (ii) three (3) years after establishment of retail sites established between January 1, 1998 and December 31, 2000. In addition, HSN Direct contributed its rights and agreements for the domestic retail distribution of its own and/or third party products, services, programs and promotions introduced through DRTV. The agreement also provides that HSS will be managed by a Board of Directors consisting of two representatives from each of HSN Direct and the Company. A representative of the Company will be Chairman of the Board and take primary responsibility for overseeing the day-to-day management of HSS. The Chairman of the Board will have the right to cast an additional vote to break a tie on all but certain matters before the Board of Directors as specified in the Articles of Incorporation of KN2B, Inc. The matters for which the Chairman can not break a tie include among other things amendment of the Certificate of Incorporation or By-laws, creation of any encumbrance not in the ordinary course of business in excess of $50,000, acquisition of another business and the making of any material change in the business. There are no provisions governing the resolution of the votes in situations where the Chairman is not authorized to cast the deciding vote.

      In November 1996, the Company made a loan in the aggregate principal amount of $500,000 to Fresh Picks, Inc. ("Fresh Picks"). The Chairman of the Board of the Company is also the Chairman of the Board of Fresh Picks. The loan is evidenced by an Unsecured Non-Transferable Convertible Promissory Note
(the "Note"), which bears interest at prime rate plus four percent per annum and is due and payable on the earlier of (i) the completion of a private equity offering by Fresh Picks in an amount greater than or equal to $6 million, or
(ii) November 14, 1998. The Company may, at its discretion, exercise its option to convert a portion of the Note into a maximum of 100,000 shares of common stock of Fresh Picks upon consummation of a private equity offering of Fresh Picks, such conversion to be at the price of the lesser of $1.50 per share or the price per share for common stock paid by investors in such offering. Upon any such conversion of a portion of the Note into equity, Fresh Picks will prepay all outstanding principal, and interest thereon, except to the extent so converted. Due to the fact that there is no evidence that Fresh Picks will be able to repay the loan and the Note is not collateralized, the Company has provided an allowance for loss for the entire $500,000 principal amount of the Note as of November 30, 1996. The Company will recognize interest income on the Note when received in cash.

      Fresh Picks, a development-stage company, is a proposed full-service provider of music retail services to the grocery industry. The idea for Fresh Picks arose from the similar objective to that of the Company of growing sales in supermarkets. As such, the Chairman of the Board of both the Company and Fresh Picks and the president of HSS and a former officer of Fresh Picks have worked closely during original planning and formulation of business plans and pilot markets for Fresh Picks. Initially pilots for HSS and Fresh Picks were tested in the same Omaha stores served by the Company and the Company and Fresh Picks have used the same outside operations personnel. Management of the Company has been informed that Fresh Picks has secured a commitment with a Boston based supermarket chain to establish six planned pilot departments by April 30, 1997, in those supermarkets, leading to an additional 20 departments no later than year end. In addition, management of the Company has been informed that Fresh Picks is currently in the process of seeking equity financing from various potential investors. There can be no assurance that Fresh Picks will be successful in obtaining such financing or that Fresh Picks will achieve the necessary sales and profitability targets required to continue its operations and enable Fresh Picks to repay the note to the Company.

      The Company obtained financing during fiscal 1996 in the amount of $582,000 from Marketlink, a partnership consisting of two partners, The MarketLink Group, Ltd. ("MLG") and Sherbrooke Consulting, Inc., to provide short term working capital to the Company prior to the public offering. MLG is a stockholder of the Company and Sherbrooke Consulting, Inc. is a corporation wholly owned by Nancy Shalek, an officer and Chairman of the Company's Board of Directors. The $582,000 plus interest of $9,496 was repaid by the Company in September 1996.

      The Company incurred approximately $12,300 per month, on a month-to-month basis, for office space and office services provided to it by Marketlink. In addition, the partnership paid certain other expenses on behalf of the Company during fiscal year 1996 and its first months of operation in 1995, such as travel and entertainment, outside services and compensation expense. For the year ended November 30, 1996, and the period from June 22, 1995 (date of inception) through November 30, 1995, the Company reimbursed this partnership approximately $309,000 and $128,000, respectively.

      On January 1, 1997, the Company entered into a Consulting Agreement with The Columbus Circle ("TCC"), a New York partnership of which one of the two general partners is owned and controlled by the Company's Chairman, pursuant to which TCC agrees to provide certain general management and other services to the Company. This agreement, which expires on December 31, 1999 provides that the Company pay to TCC an initial fee of $120,000 and a monthly amount equal to $15,000. KN2B, Inc. also entered into a Consulting Agreement with TCC in January, 1997, pursuant to which TCC agrees to provide certain general management and other services to KN2B, Inc. This agreement, which expires on December 31, 1999 provides that the Company pay to TCC an initial fee of $60,000 and a monthly amount equal to $7,500. The initial fees totaling $180,000 will be capitalized and amortized over the three-year term. The consulting agreements may be terminated by either party for non-performance.

      On January 1, 1997, pursuant to the above described Consulting Agreement between the Company and TCC, the Company entered into a Stock Option Agreement (the "ML Option Agreement") with TCC. Pursuant to the ML Option Agreement, the Company granted TCC an option to purchase 54,545 Shares exercisable from January 1, 1997 through December 31, 2001 at an exercise price of $4.50 per share. In addition, The ML Option Agreement provides that the Company issue to TCC the following options to purchase the Company's common stock ("Shares") at an exercise price of $4.50 per share: (i) if the Consulting Agreement shall be in effect at any time during the 120-day period ending on January 1, 1999, an option to purchase an additional 54,545 Shares exercisable from January 1, 1999 through December 31, 2003; (ii) if the Consulting Agreement shall be in effect at any time during the 120-day period ending on January 1, 2000, an option to purchase an additional 54,545 Shares exercisable from January 1, 2000 through December 31, 2004; (iii) if the Company closes any transaction whereby the Company receives an infusion or infusions of cash (either equity or debt), or it acquires (directly or indirectly) another company, an option to purchase the number of Shares obtained by dividing by 4.5, the total consideration received by the Company in the case of a cash infusion, or the total consideration given by the Company in the case of an acquisition, and (iv) if Consulting Agreement shall be in effect at any time within the 120-day period ending on the last day of the Company's 1997, 1998 and 1999 fiscal years, an option to purchase the number of shares obtained by multiplying 54,545 by the percentage increase in earnings per share from the

Company's 1996 fiscal year end earnings per share. To the extent not exercised, all options terminate on the day immediately following the fifth anniversary of the date of grant.

      On January 1, 1997, pursuant to above described Consulting Agreement between KN2B, Inc. and TCC, the Company entered into a Stock Option Agreement with TCC (the "KN2B Option Agreement"). Pursuant to the KN2B Option Agreement, the Company granted TCC an option to purchase 27,273 Shares exercisable from January 1, 1997 through December 31, 2001 at an exercise price of $4.50 per share. In addition, the KN2B Option Agreement provides that the Company issue to TCC the following options to purchase Shares at an exercise price of $4.50 per share: (i) provided that the Consulting Agreement shall be in effect at any time during the 120-day period ending on January 1, 1999, an option to purchase 27,273 Shares exercisable from January 1, 1999 through December 31, 2003; (ii) provided that the Consulting Agreement shall be in effect at any time during the 120-day period ending on January 1, 2000, an option to purchase 27,273 Shares exercisable from January 1, 2000 through December 31, 2004; (iii) in the event that KN2B closes any transaction whereby the Company receives an infusion or infusions of cash (either equity or debt), or KN2B acquires (directly or indirectly) another company, and such transaction was initiated by TCC and closed prior to the termination of the Consulting Agreement or within the 120-day period following the termination of the Consulting Agreement, an option to purchase the number of Shares obtained by dividing by 4.5, the total consideration received by the Company in the case of a cash infusion, or the total consideration given by the Company in the case of an acquisition, and (iv) provided that the Consulting Agreement shall be in effect at any time within the 120-day period ending on the last day of the Company's 1997, 1998 and 1999 fiscal years, an option to purchase the number of shares obtained by multiplying 27,273 by the percentage increase in KN2B's earnings per share from KN2B's 1996 fiscal year end earnings per share. To the extent not exercised, all options terminate on the day immediately following the fifth anniversary of the date of grant.

      Both contracts mentioned above allow termination of the agreement by either party, without cause, upon not less than 90 days prior written notice to the other.

        As part of the Company's agreement between the Company and HSND, each of the Company and HSND are to receive from HSS a royalty of 6% of all sales. In addition to these royalties, the Company and/or HSS may, from time to time, be required to pay royalties to suppliers other than HSND in order to acquire from them the retail rights to their DRTV merchandise. As of November 30, 1996 the Company accrued $108,517 in royalties payable to HSND.

       The Company had outstanding at November 30, 1995, 600,000 shares of Series A Preferred Stock, which were a part of preferred stock units (each consisting of one share of Series A Preferred and one share of common) issued by the Company to several related parties in August and September of 1995 in exchange for $500,000. The 600,000 common shares so issued were included in the March 1996 six-for-five stock split. The Series A Preferred Stock was convertible, at the option of the holder, into a second share of common stock, or was redeemable, by the Company, for approximately $.833 per share, which approximates the original purchase price of the units. The Company redeemed the 600,000 shares of Series A Preferred Stock for approximately $500,000 with a portion of the proceeds of the public offering described in Note (3) to the Company's consolidated financial statements.

      The Company believes that the terms of all of the transactions discussed in this section were no less favorable to the Company than those which could have been obtained from non-affiliated parties. Transactions between the Company and its officers, directors, employees and affiliates will be on terms no less favorable to the Company than can be obtained from unaffiliated parties.


ITEM 13 - EXHIBITS AND REPORTS OR FORM 8-K

      (a)   List of Documents Filed as Part of this Report

            (1) Consolidated Financial Statements - See Index to Consolidated Financial Statements on page F-1 of this Form 10-KSB Annual Report.

                  Independent Auditors' Report - Deloitte & Touche LLP Independent Auditors' Report - Moore Stephens, PC

            (2)   Exhibits
                  27.01 - Financial Data Schedule (for SEC use only)


EXHIBIT
  NO.                                              EXHIBIT
-------                                            -------
3.01  -     Certificate of Incorporation of the Company filed as Exhibit 3.01 in the Company's Registration Statement on Form
            SB-2.

3.02  -     Certificate of Correction of the Company filed as Exhibit 3.02 in the Company's Registration Statement on Form SB-2.

3.03  -     Certificate of Designation Establishing a Series of Shares of Series A Redeemable Convertible Preferred Stock of the
            Company filed as Exhibit 3.03 in the Company's Registration Statement on Form SB-2.

 3.04  -     By-Laws of the Company filed as Exhibit 3.04 in the Company's Registration Statement on Form SB-2.

 4.01  -     Form of Warrant Agreement by and among the Company and American Stock Transfer & Trust Company filed as Exhibit 4.01 in the Company's Registration Statement on Form SB-2.

 4.02  -     Form of Representative's Purchase Option Company filed as Exhibit 4.02 in the Company's Registration Statement on
             Form SB-2.

10.01  -     Form of Series A Preferred Stock Subscription Agreement filed as Exhibit 10.01 in the Company's Registration
             Statement on Form SB-2.

10.02  -     Letter of Agreement by and between the Company and HSN Direct Joint Venture dated June 12, 1995 and amendments thereto filed as Exhibit 10.02 in the Company's Registration Statement on Form SB-2.

10.03  -     Employment Agreement by and between Alan Kerzner and the Company dated as of December 1, 1995 filed as Exhibit 10.03 in the Company's Registration Statement on Form SB-2.

10.04  -     Form of Financial Consulting Agreement by and between the Company and I.AA. Rabinowitz & Co. filed as Exhibit 10.04 in the Company's Registration Statement on Form SB-2.

10.05  -     Employment Agreement by and between James Lawless and the Company dated April 15, 1996 filed as Exhibit 10.05 in the
             Company's Registration Statement on Form SB-2.

10.06  -     Agreement by and between EGW Enterprises, Ltd. and the Company dated April 8, 1996 filed as Exhibit 10.06 in the
             Company's Registration Statement on Form SB-2.

10.07  -     Employment Agreement by and between Benedict White and the Company dated April 15, 1996 filed as Exhibit 10.07 in the
             Company's Registration Statement on Form SB-2.

10.08  -     Consulting Agreement dated January 1, 1997 between the Company and Columbus Circle

10.09  -     Consulting Agreement dated March 11, 1997 between Home Shopping Showcase and Columbus Circle

10.11  -     Stock Option Agreement dated January 1, 1997 between the Company and Columbus Circle

10.12  -     Stock Option Agreement dated January 1, 1997 between KN213, Inc. and Columbus Circle

10.13  -     Loan Agreement dated November, 1996 between the Company and Fresh Picks Inc.

11.1   -     Loss Per Share Calculations

16     -     Letter from Moore Stephens, PC, the predecessor auditor, to the Securities and Exchange Commission filed with the
             Company's Form 8-K on December 24, 1996 incorporated by reference herein.

21     -     Subsidiaries of the Company

23.01  -     Consent of Bernstein & Wasserman (including in Exhibit 5.01) filed as Exhibit 23.01 in the Company's Registration
             Statement on Form SB-2.

27.01  -     Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         On December 24, 1996, the Company filed a Form-8K reporting a change in principal accountants from Moore Stephens, PC to Deloitte and Touche LLP.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ML DIRECT INC.



March 17, 1997             By: /s/  Nancy Shalek
                              -----------------------------------
                                    Nancy Shalek
                                    Chairman of the Board


         IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.



 /s/  NANCY SHALEK                                    March 17, 1997
-------------------------------
Nancy Shalek
Chairman of the Board




 /s/ JAMES M. LAWLESS                                 March 17, 1997
-------------------------------
James M. Lawless
President and
Principal Accounting Officer



 /s/ ALAN KERZNER                                     March 17, 1997
-------------------------------
Alan Kerzner
Director

                                 ML DIRECT INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                     Page
                                                                                                     ----
Independent Auditors' Report..........................................................................F-2
Predecessor Auditors' Report..........................................................................F-3
Consolidated Balance Sheet as of November 30, 1996....................................................F-4
Consolidated Statements of Operations.................................................................F-5
Consolidated Statements of Stockholders' Equity ......................................................F-6
Consolidated Statements of Cash Flows.................................................................F-7
Notes to Consolidated  Financial Statements...........................................................F-8

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
ML Direct, Inc.
Clearwater, Florida

We have audited the accompanying consolidated balance sheet of ML Direct Inc. (the "Company") and its subsidiary as of November 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended November 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ML Direct Inc. and its subsidiary as of November 30, 1996 and the results of their operations, and their cash flows for the year ended November 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements for the year ended November 30, 1996 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, "Going Concern - 1996", to the consolidated financial statements, the Company's recurring losses and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Deloitte & Touche LLP


Tampa, Florida
March 17, 1997

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
ML Direct Inc.
New York, New York

      We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of ML Direct, Inc. and its subsidiary for the period from June 22, 1995 (date of inception) to November 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of ML Direct Inc. and its subsidiary for the period June 22,1995 (date of inception) to November 30, 1995, in conformity with generally accepted accounting principles.

      The accompanying 1995 consolidated financial statements have been prepared assuming that ML Direct Inc. will continue as a going concern. As discussed in
Note 1, "Going Concern - 1995" to the consolidated financial statements, the Company's lack of operating history and insufficient cash to achieve its operating objectives raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 - Going Concern - 1995. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                          MORTENSON & ASSOCIATES, P C
                          Certified Public Accountants



Cranford, New Jersey
December 20, 1995

                                 ML DIRECT, INC.
                           CONSOLIDATED BALANCE SHEET


                               ASSETS                                              NOVEMBER 30, 1996
                                                                                   -----------------
CURRENT ASSETS
  Cash and Cash Equivalents............................................              $  2,562,227
  Inventory............................................................                 1,150,590
  Accounts Receivable, Net.............................................                   437,432
  Prepaid Expenses.....................................................                   588,455
                                                                                     ------------
              Total Current  Assets....................................                 4,738,704
                                                                                     ------------

FIXED ASSETS, NET......................................................                   290,234
                                                                                     ------------

OTHER ASSETS
  Organizational Cost, Net.............................................                    17,240
  Unsecured Non-Transferable Convertible Promissory Note Receivable -
     Related Party, Net of Allowance for Loss of $500,000..............                        --
  Security Deposits....................................................                   130,400
  Other................................................................                   100,000
                                                                                     ------------
      Total Other Assets...............................................                   247,640
                                                                                     ------------

      TOTAL ASSETS.....................................................              $  5,276,578
                                                                                     ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable.....................................................              $  1,162,359
  Accrued Returns and Allowances.......................................                    73,654
  Accrued Expenses.....................................................                   133,840
  Accrued Royalty to Related Party ....................................                   108,517
                                                                                     ------------
      Total Current Liabilities .......................................                 1,478,370
                                                                                     ------------

COMMITMENTS............................................................                        --

STOCKHOLDERS' EQUITY
   Preferred Stock--$.0001 par value; 1,000,000
    shares of "Blank Check",  No Shares Issued and Outstanding.........                        --
  Common Stock--$.0001 par value; 15,000,000 Shares Authorized,
    4,224,000 Shares Issued and Outstanding............................                       422
  Additional Paid-In-Capital...........................................                 7,605,851
  Retained Earnings (Deficit)..........................................                (3,146,815)
  Deferred Compensation Expense........................................                  (661,250)
                                                                                     ------------
             Total Stockholders' Equity................................                 3,798,208
                                                                                      -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................              $  5,276,578
                                                                                     ============




The accompanying notes are an integral part of these consolidated financial statements.

                                 ML DIRECT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      FOR THE PERIOD
                                                                                       JUNE 22, 1995
                                                                 YEAR ENDED      (DATE OF INCEPTION) THROUGH
                                                              NOVEMBER 30, 1996        NOVEMBER 30, 1995
                                                              -----------------        -----------------


REVENUES, NET ......................................            $   692,256              $   759,622
COST OF SALES ......................................                495,272                  667,365
                                                                -----------              -----------

 Gross Profit ......................................                196,984                   92,257
                                                                -----------              -----------

OPERATING EXPENSES
  Selling Expense ..................................                919,965                   21,721
  General and Administrative Expenses ..............              1,542,734                   37,474
  Reimbursements to Related Party ..................                308,839                  128,352
  Provision for loss - Related Party Note Receivable                500,000                     --
  Depreciation and Amortization Expense ............                 18,306                     --
                                                                -----------              -----------
    Total Operating Expenses .......................              3,289,844                  187,547
                                                                -----------              -----------
  LOSS FROM OPERATIONS .............................             (3,092,860)                 (95,290)
                                                                -----------              -----------

OTHER INCOME (EXPENSE)
  Interest Income ..................................                 48,695                    2,136
  Interest Expense .................................                 (9,496)                    --
                                                                -----------              -----------
    Total Other Income (Expense) ...................                 39,199                    2,136
                                                                -----------              -----------

 NET LOSS ..........................................            $(3,053,661)             $   (93,154)
                                                                ===========              ===========

 Weighted Average Number of Shares .................              3,686,272                4,442,400
                                                                ===========              ===========

 NET LOSS PER SHARE ................................            $      (.83)             $      (.02)
                                                                ===========              ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                 ML DIRECT INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             Preferred                 Common
                                                               Stock      Additional    Stock      Additional       Common
                                                              $0.0001      Paid-in     $0.0001      Paid-in         Stock
                                                             ParValue      Capital     ParValue     Capital       Subscribed
                                                             -----------------------------------------------------------------
Stock Issued to Founders - June 22, 1995                       $ --      $      --      $240     $        --      $        --
Common and Preferred Stock Issued as part of Preferred
   Stock Units sold in August and September of 1995 issued
   for $500,000 cash                                             60        249,940        60         249,940               --
Common Stock Subscribed                                          --             --        --              --        4,000,000
Net Loss for the Period June 22, 1995 through
   November 30, 1995                                             --             --        --              --               --
                                                               ----      ---------      ----     -----------      -----------
Balance at November 30, 1995                                     60        249,940       300         249,940        4,000,000
Stock Options Issued                                             --             --        --         950,000               --
Compensation Expense                                             --             --        --              --               --
Issuance of Preferred Stock Units                                12         49,988        12          49,988               --
Issuance of Common Stock, Net of Offering Costs of $1.6M         --             --       110       6,656,856       (4,000,000)
Redemption of Preferred Stock at $.833 Stated Value             (72)      (299,928)       --        (300,933)              --
Net Loss for the Year Ended November 30,1996                     --             --        --              --               --
                                                               ----      ---------      ----     -----------      -----------
Balance at November 30, 1996                                   $ --      $      --      $422     $ 7,605,851      $        --
                                                               ====      =========      ====     ===========      ===========

                                                                                Deferred         Stock              Total
                                                                 Retained     Compensation    Subscription      Stockholders'
                                                                 Earnings        Expense       Receivable          Equity
                                                             -------------------------------------------------------------------
Stock Issued to Founders - June 22, 1995                       $        --      $      --      $        --      $       240
Common and Preferred Stock Issued as part of Preferred
   Stock Units sold in August and September of 1995 issued
   for $500,000 cash                                                    --             --               --          500,000
Common Stock Subscribed                                                 --             --       (4,000,000)              --
Net Loss for the Period June 22, 1995 through
   November 30, 1995                                               (93,154)            --               --          (93,154)
                                                               -----------      ---------      -----------      -----------
Balance at November 30, 1995                                       (93,154)            --       (4,000,000)         407,086
Stock Options Issued                                                    --       (950,000)              --               --
Compensation Expense                                                    --        288,750               --          288,750
Issuance of Preferred Stock Units                                       --             --               --          100,000
Issuance of Common Stock, Net of Offering Costs of $1.6M                --             --        4,000,000        6,656,966
Redemption of Preferred Stock at $.833 Stated Value                     --             --               --         (600,933)
Net Loss for the Year Ended November 30,1996                    (3,053,661)            --               --       (3,053,661)
                                                               -----------      ---------      -----------      -----------
Balance at November 30, 1996                                   $(3,146,815)     $(661,250)     $        --      $ 3,798,208
                                                               ===========      =========      ===========      ===========




The accompanying notes are an integral part of these consolidated financial statements.

                                 ML DIRECT INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            FOR THE PERIOD
                                                                    FOR THE                  JUNE 22, 1995
                                                                  YEAR ENDED                    THROUGH
                                                               NOVEMBER 30, 1996           NOVEMBER 30, 1995
                                                               -----------------           ------------------
Cash Flows-Operating
Activities:
Net Loss                                                       $     (3,053,661)           $          (93,154)
Adjustments to Reconcile Net Loss to Net Cash Used by
  Operating Activities:
    Depreciation and Amortization                                        18,306                           880
    Deferred Compensation                                               288,750                            --
    Provision for Loss - Related Party Note Receivable                  500,000                            --
    Changes in Current Assets and Liabilities
     (Increase) in Accounts Receivable                                 (437,432)                           --
     (Increase) in Prepaid Expenses                                    (654,382)                      (34,073)
     (Increase) in Inventory                                         (1,150,590)                           --
     (Increase) Decrease in Related Party Receivable                     48,982                       (48,982)
      Increase in Accounts Payable and Payroll Taxes                  1,134,761                        27,526
      Increase in Accounts Payable - Related Party                      108,517                            --
      Increase in Accrued Expenses                                      119,663                        14,177
      Increase in Accrued Returns and Allowances                          1,239                        72,415
                                                               ----------------            ------------------

       Net Cash Used In Operating Activities                         (3,075,847)                      (61,211)
                                                               ----------------            ------------------

Cash Flows - Investing Activities:
  Purchases of Displays and Equipment                                  (259,963)                      (40,000)
  Organization Costs                                                    (14,370)                      (10,565)
  Investment in Unsecured Non-Transferable Convertible Promissory
      Note receivable - Related Party                                  (500,000)                            --
  Principal Payment/Repayment of Note Receivable from
      Related Party                                                      50,000                       (50,000)
  Security Deposits                                                    (130,400)                           --
                                                               ----------------            ------------------
     Net Cash Used In Investing Activities                             (854,733)                     (100,565)
                                                               ----------------            ------------------

Cash Flows - Financing Activities:
  Proceeds from Related Party for Short Term Financing                  582,000                            --
  Repayment of Short Term Financing from Related Party                 (582,000)                           --
  Proceeds from Issuance of Preferred Stock Units                       100,000                       500,000
  Net Proceeds from Issuance of Common Stock                          6,656,856                            --
  Redemption of Preferred Stock                                        (600,933)                          240
  Offering Costs                                                             --                        (1,580)
                                                               ----------------            -------------------
     Net Cash Provided By Financing Activities                        6,155,923                       498,660
                                                               ----------------            ------------------

  Increase in Cash and Cash Equivalents                               2,225,343                       336,884

  Cash and Cash Equivalents -  Beginning of Periods                     336,884                            --
                                                               ----------------            ------------------

  Cash and Cash Equivalents - End of Periods                   $      2,562,227            $          336,884
                                                               ================            ==================

   Supplemental Disclosures:
      Interest Paid                                            $          9,496            $               --
                                                               ================            ==================
      Income Taxes Paid                                        $             --            $               --
                                                               ================            ==================

The accompanying notes are an integral part of these consolidated financial statements.

                                 ML DIRECT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND BUSINESS

     GENERAL

      ML Direct, Inc. (the 'Company'), a Delaware corporation, was incorporated on June 22, 1995. In that same month, June of 1995, the Company entered into a binding letter of intent with HSN Direct Joint Venture ('HSND') which provided for the creation of a new entity, KN2B, Inc., which operates under the name "Home Shopping Showcase(TM)" ('HSS'). HSS was organized to establish permanent display programs in retail venues through which a variety of consumer products, all of which had already been successfully marketed via direct response television (DRTV) programming and/or advertising, could be offered for sale. At the time of execution of the binding letter of intent, HSND was a subsidiary of the Home Shopping Network, Inc. HSND is now a majority-owned subsidiary of Flextech, P.L.C. (a UK Company, which itself is a subsidiary of Telecommunications Company, Inc.). Home Shopping Network, Inc. continues to hold a minority equity position in HSND. The binding letter of intent between the Company and HSND has been twice amended, first in August of 1995 in connection with the Company's initial funding of HSS, and then in February of 1996, in connection with the change in majority ownership of HSND.

      The Company contributed $4,000,000 in cash to HSS, as well as its existing and future retail rights to products and services, in exchange for the 1,500 shares of Class A Common Stock of HSS it was issued pursuant to the letter of intent. The Company funded the $4,000,000 from the proceeds of the completed public offering in September 1996. HSND, on the other hand, contributed the right to use the name "Home Shopping Showcase(TM)" and certain related trademarks, logos and service marks, as well as its existing and future retail rights to products and services, in exchange for the 1,499 shares of Class B Common Stock of HSS it was issued pursuant to the letter of intent. See discussion in Note (5).

     GOING CONCERN -- 1996

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the year ended November 30, 1996 and the period ended November 30, 1995, the Company incurred net losses of $3,053,847 and $93,154, respectively, and used cash for operating activities of $3,075,847 and $61,211, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

      The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management is continuing its efforts to generate positive cash flows and profits by expanding its sales through distribution channels such as supermarkets, mass merchandisers, drug chains, and department stores as well as informercials and shopping networks and catalogs and print media. The Company's continuation as a going concern is dependent upon its ability and the ability of its subsidiary to generate sufficient cash flow to meet their obligations on a timely basis and ultimately on the Company's and its subsidiary's attaining successful operations.

     GOING CONCERN -- 1995

      As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $93,154 for the period ended November 30, 1995, utilized $61,211 in cash for operating activities, and did not have sufficient cash to achieve its operating objectives. These factors created an uncertainty about the Company's ability to continue as a going concern at November 30, 1995.

      The Company was in the process of filing a registration statement to raise approximately $5,485,000 of net proceeds. The ability of the Company to continue as a going concern was dependent on the success of the public offering. The financial statements at November 30, 1995 did not include any adjustments that might have been necessary if the Company was unable to continue as a going concern.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A) Principles of Consolidation -- The consolidated financial statements include both the accounts of the Company and KN2B, Inc. The Company holds an ownership interest in KN2B, Inc. which is greater than 50%, and has been given control over the day-to-day operations of KN2B through the terms of the binding letter of intent. The consolidated financial statements have been prepared with material intercompany transactions and balances eliminated in the consolidation. In the consolidated financial statements, the Company has not recognized the minority interest of KN2B, Inc. owned by HSND, which would be a payable to the Company from HSND due to the fact that HSND has no cost basis in their investment in KN2B, Inc.

      (B) Revenue Recognition -- The Company's policy is to record revenues when title passes to the customer. Revenues from certain products sold with the right of return, principally sales to supermarket chains, are recognized net of a provision for estimated returns. The revenue for the year ended November 30, 1996 and the period ended November 30, 1995 is net of returns and allowances of $53,926 and $37,216, respectively. There was an outstanding letter of credit at November 30, 1995 of approximately $60,000 repaid upon shipment of merchandise.

      (C) Cash and Cash Equivalents -- For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments with original maturities of less than 90 days. Total cash and cash equivalents is comprised of $42,656 in cash on deposit and cash equivalents consist of $2,519,571 at November 30, 1996 and are invested in interest bearing money market accounts.

      (D) Prepaid Expenses -- Prepaid Expenses include a deposit for the purchase of inventory of $463,828, packaging supplies of approximately $125,000.

      (E) Inventory -- Inventory is comprised of consumer goods. The inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out ('FIFO') method.

      (F) Net Loss Per Share -- Net loss per share was calculated based on the weighted average number of shares outstanding during the periods presented including all common stock equivalents. All share data has been adjusted to reflect the six-for-five stock split in March 1996. Although the Company reported a net loss in both periods presented, the loss per share includes certain common stock equivalents issued within a one year period prior to the Company's initial public offering.

      (G) Accounts Receivable, Net -- Accounts Receivable is net of an allowance for doubtful accounts at November 30, 1996 of approximately $23,942.

      (H) Reserve for Returns -- The Company has provided an allowance for possible returns of approximately 6% of revenues in 1996 and 3.5% in 1995 from non-supermarket sales, based on management's analysis of actual returns to date. This allowance percentage will be reviewed periodically and adjusted as necessary.

      (I) Note Receivable-Related Party -- The Company will recognize interest income on the Note when received in cash. See discussion of the Note Receivable in Note (4).

      (J) Business Concentration/Economics Dependency -- To date, the Company's sales have been, and will continue to be, primarily to mass and specialty retail outlets. The Company's business plan anticipates an ultimate emphasis on what it believes to be the heretofore under-penetrated supermarket channel of distribution. Still the Company expects, and has so far realized, greater early success in sales to non-supermarket outlets.

      During its first five months of operation, the period ended November 30, 1995, all of the Company's net revenue was as a result of one order from one customer, Service Merchandise, a non-supermarket retailer. Moreover, for the year ended November 30,1996, the Company's gross revenue was primarily from three customers, which were non-supermarket retailers: Jack Eckerd Drug Co., Caldor Department Stores, and Play it Again Sports representing approximately 32%, 17%, and 14% of the Company's total sales, respectively. The Company's first foray into what it anticipates will be its area of specialization, the Home Shopping Showcase(TM) kiosk program for supermarkets, was with grocery chains, Baker's in Nebraska and Furrs in New Mexico. The Kiosk program accounted for 10% of the Company's total sales for the year ended November 30, 1996.

      (K) Fixed Assets, net -- Fixed assets, net, includes display units placed in service in fiscal 1996 and office equipment and computers purchased during fiscal year 1996, net of depreciation expense to date. Display units are depreciated on the straight-line method over a five year period, and office equipment and computer equipment are depreciated over seven and three years, respectively. Depreciation expense for the year ended November 30, 1996 was $11,490. There were no fixed assets recorded at November 30, 1995.

      (L) Other Assets -- Organizational costs are amortized on the straight-line method over a five year period and are net of accumulated amortization of $6,816 as of November 30, 1996. Other assets includes a $100,000 five year consulting agreement with Patterson Travis, Inc., the underwriter of the public offering. See discussion of consulting agreement in
Note 3.

      (M) Security Deposit -- The Company purchased a certificate of deposit in the amount of $125,400 as collateral for a letter of credit issued as a security deposit for the Company's New York office lease. Interest income is recognized as earned on the certificate of deposit. The Company also has a security deposit for the Clearwater office lease of $5,000.

      (N) Risk Concentrations -- Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. As of November 30, 1996, the Company had a non-cash equivalent, the above-mentioned Certificate of Deposit, on deposit with a financial institution. The institution's excess liability to the Company on that Certificate of Deposit, over the federally insured limit of $100,000, was $25,400.

      The Company's business, to date, has largely been the product of the binding letter of intent it signed with HSND. Further, the Home Shopping Showcase(TM) name and marks, under which the Company and HSND intend to operate this cooperative venture, lend brand recognition, and thus, a measure of credibility, to the Company's retail offerings. The loss of use of such intellectual property, through the termination of this agreement or the diminution in its value caused either by HSND's lack of success in the DRTV venue or by the infringement or misappropriation of the intellectual property by an outside third party, could have a material adverse effect on the Company.

      Moreover, the success of Home Shopping Showcase(TM) is dependent on the success the Company, HSND, and HSS, itself, securing, from manufacturers and distributors, the retail distribution rights to their successful DRTV merchandise. There can be no assurance that the Company, HSND, or HSS will be able to secure sufficient rights from such third parties, nor that such merchandise, when offered in the retail marketplace, will achieve a level of success similar to that which it achieved through DRTV marketing. Finally, there can be no assurance that the Company will be able to capitalize on its relationships within the supermarket and other retail industries to establish the number and quality of retail distribution outlets necessary to actualize the Home Shopping Showcase(TM) program as it was envisioned.

      (O) Use of Estimates -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual amounts may differ from those estimates.

      (P) Stock Options and Similar Equity Instruments Issued to Employees - The Company uses the intrinsic value method to recognize cost in accordance with Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees).

      (Q) Reclassifications -- Certain amounts have been reclassified in the period from June 22, 1995 (inception date) to November 30, 1995 to be comparable to the consolidation financial statement presentation for fiscal year 1996.

      (R) Fair Value of Financial Instruments -- The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The fair value of long-term assets approximates the carrying value, based on market prices.

(3)      PUBLIC OFFERING

      The Company filed a registration statement for 480,000 units at $15.00 per unit which was declared effective on September 3, 1996. Each unit consisted of 2 shares of common stock and 1 Class A Warrant. Each Class A Warrant entitles its holder to purchase one share of common stock at $8.00 per share during the four year period commencing one year from the effective date of the registration statement . In September of 1996, the Company received $6,656,856, which represented the net proceeds on the sale of 552,000 units, including the original 480,000 units, as well as the full 72,000 units available in the underwriter's over allotment. Concurrently with the receipt of the aforementioned proceeds, the Company paid $600,933 for the redemption of 720,000 shares of Series A Preferred Stock and $4,000,000 for the stock subscription of 1,500 shares of Class A Common Stock in KN2B, Inc.

      The following table is a detail of the proceeds received by the Company upon completion of the public offering on September 3, 1996:



                                                  # OF UNITS  PRICE/UNITS     TOTAL
                                                  ----------  -----------     -----
PROCEEDS
Initial Offering of 448,000 units                   480,000     $15.00     $7,200,000
Over-Allotment Option                                72,000      15.00      1,080,000
                                                    -------                ----------

TOTAL OFFERING PROCEEDS                             552,000                 8,280,000
                                                    =======                ----------
DEDUCTION FROM PROCEEDS
Underwriter's Discounts and Commissions                                       828,000
Underwriter's Non Accountable Expense Allowance                               248,400
Legal Fees                                                                    321,070
Accounting and Auditing Fees                                                  110,000
Printing and Other Fees                                                       115,674
                                                                           ----------
     TOTAL DEDUCTIONS                                                       1,623,144
                                                                           ----------

NET PROCEEDS FROM INITIAL PUBLIC OFFERING                                  $6,656,856
                                                                           ==========

      In conjunction with the public offering, the Company entered into a five year consulting agreement with Patterson Travis, Inc. in which the Company will be provided with financial planning and business consulting services.

(4)  RELATED PARTY TRANSACTIONS

         Related Party Expenses and Accounts Payable -- The Company incurred approximately $12,300 per month, on a month-to-month basis, for office space and office services provided to it by a partnership in which both of the partners are principal shareholders in the Company. In addition, the partnership paid certain other expenses on behalf of the Company during its first months of operation. For the year ended November 30, 1996, and the period from June 22, 1995 (date of inception) through November 30, 1995, the Company reimbursed this partnership for payment of expenses on the Company's behalf as follows:

                                For the Year    From June 22, 1995
                                   Ended       (Date of Inception) to
                              November 30, 1996   November 30, 1995
                              -----------------   -----------------
Rent and Utilities ..............  $146,701          $ 11,782
Travel and Entertainment ........    62,629            47,786
Outside Services ................    98,698            60,989
Compensation and Benefits .......       811             7,795
                                   --------          --------
  Total .........................  $308,839          $128,352
                                   ========          ========

         The Company obtained short-term financing during fiscal 1996 in the amount of $582,000 from Marketlink, a partnership consisting of two partners, The MarketLink Group, Ltd. ("MLG") and Sherbrooke Consulting, Inc., to provide short term working capital to the Company prior to the public offering. MLG is a principal stockholder of the Company and Sherbrooke Consulting, Inc. is a corporation wholly owned by an officer and Chairman of the Company's Board of Directors. The $582,000 plus interest of $9,496 was repaid by the Company in September 1996.

         In November 1996, the Company made an unsecured loan in the aggregate principal amount of $500,000 to Fresh Picks, Inc. ("Fresh Picks"). The Chairman of the Board of the Company, is also the Chairman of the Board of Fresh Picks. The loan is evidenced by a Non-Transferable Convertible Promissory Note (the "Note"), which bears interest at prime rate plus four percent per annum and is due and payable on the earlier of (i) the completion of a private equity offering by Fresh Picks in an amount greater than or equal to $6 million, or
(ii) November 14, 1998. The Company may, at its discretion, exercise its option to convert a portion of the Note into a maximum of 100,000 shares of common stock of Fresh Picks upon consummation of a private equity offering of Fresh Picks, such conversion to be at the price of the lesser of $1.50 per share or the price per share for common stock paid by investors in such offering. Upon any such conversion of a portion of the Note into equity, Fresh Picks will prepay all outstanding principal, and interest thereon, except to the extent so converted. Due to the fact that there is no evidence Fresh Picks will be able to repay the loan and the Note is not collateralized, the Company has provided an allowance for loss for the entire $500,000 principal amount of the Note as of November 30, 1996. The Company will recognize interest income on the Note when received in cash.

         Fresh Picks, a development-stage company, is a proposed full-service provider of music retail services to the grocery industry. The idea for Fresh Picks arose from the similar objective to that of the Company of growing sales in supermarkets. As such, the Chairman of the Board of both the Company and Fresh Picks and the president of HSS and a former officer of Fresh Picks have worked closely during original planning and formulation of business plans and pilot markets for Fresh Picks. Initially pilots for HSS and Fresh Picks were tested in the same Omaha stores served by the Company and the Company and Fresh Picks have used the same outside operations personnel. Management of the Company has been informed the Fresh Picks has secured a commitment with a Boston-based supermarket chain to establish six planned pilot departments by April 30, 1997, in those supermarkets, leading to an additional 20 departments no later than year end. In addition, management of the Company has been informed that Fresh Picks is currently in the process of seeking equity financing from various potential investors. There can be no assurance that Fresh Picks will be successful in obtaining such financing or that Fresh Picks will achieve the necessary sales and profitability targets required to continue its operations and enable Fresh Picks to repay the Note to the Company.

      On January 1, 1997, the Company entered into a Consulting Agreement with The Columbus Circle ("TCC"), a New York partnership of which one of the two general partners is owned and controlled by the Company's Chairman, pursuant to which TCC agrees to provide certain general management and other services to the Company. This agreement, which expires on December 31, 1999, provides that the Company pay to TCC an initial fee of $120,000 and a monthly amount equal to $15,000. KN2B, Inc. also entered into a Consulting Agreement with TCC in January, 1997, pursuant to which TCC agrees to provide certain general management and other services to KN2B, Inc. This agreement, which expires on December 31, 1999 provides that KN2B, Inc. pay to TCC an initial fee of $60,000 and a monthly amount equal to $7,500. The initial fees totaling $180,000 will be capitalized and amortized over the three-year term. The consulting agreements may be terminated by either party for non-performance.

      On January 1, 1997, pursuant to the above described Consulting Agreement between the Company and TCC, the Company entered into a Stock Option Agreement (the "ML Option Agreement") with TCC. Pursuant to the ML Option Agreement, the Company granted TCC an option to purchase 54,545 Shares exercisable from January 1, 1997 through January 1, 2002 at an exercise price of $4.50 per share. In addition, the ML Option Agreement provides that the Company issue to TCC the following options to purchase the Company's common stock ("Shares") at an exercise price of $4.50 per share: (i) if the Consulting Agreement shall be in effect at any time during the 120-day period ending on January 1, 1999, an option to purchase an additional 54,545 Shares exercisable from January 1, 1999 through January 1, 2004; (ii) if the Consulting Agreement shall be in effect at any time during the 120-day period ending on January 1, 2000, an option to purchase an additional 54,545 Shares exercisable from January 1, 2000 through January 1, 2005; (iii) if the Company closes any transaction whereby the Company receives an infusion or infusions of cash (either equity or debt), or it acquires (directly or indirectly) another company, an option to purchase the number of Shares obtained by dividing by 4.5, the total consideration received by the Company in the case of a cash infusion, or the total consideration given by the Company in the case of an acquisition, and (iv) if Consulting Agreement shall be in effect at any time within the 120-day period ending on the last day of the Company's 1997, 1998 and 1999 fiscal years, an option to purchase the number of shares obtained by multiplying 54,545 by the percentage increase in earnings per share from the

Company's 1996 fiscal year end earnings per share. To the extent not exercised, all options terminate on the day immediately following the fifth anniversary of the date of grant. The ML Option Agreement permits either party to terminate the agreement upon 90 days' notice without cause.

      On January 1, 1997, pursuant to above described Consulting Agreement between KN2B, Inc. and TCC, the Company entered into a Stock Option Agreement with TCC (the "KN2B Option Agreement"). Pursuant to the KN2B Option Agreement, the Company granted TCC an option to purchase 27,273 Shares exercisable from January 1, 1997 through January 1, 2002 at an exercise price of $4.50 per share. In addition, the KN2B Option Agreement provides that the Company issue to TCC the following options to purchase Shares at an exercise price of $4.50 per share: (i) provided that the Consulting Agreement shall be in effect at any time during the 120-day period ending on January 1, 1999, an option to purchase 27,273 Shares exercisable from January 1, 1999 through January 1, 2004; (ii) provided that the Consulting Agreement shall be in effect at any time during the 120-day period ending on January 1, 2000, an option to purchase 27,273 Shares exercisable from January 1, 2000 through January 1, 2005; (iii) in the event that KN2B closes any transaction whereby the Company receives an infusion or infusions of cash (either equity or debt), or KN2B acquires (directly or indirectly) another company, and such transaction was initiated by TCC and closed prior to the termination of the Consulting Agreement or within the 120-day period following the termination of the Consulting Agreement, an option to purchase the number of Shares obtained by dividing by 4.5, the total consideration received by the Company in the case of a cash infusion, or the total consideration given by the Company in the case of an acquisition, and (iv) provided that the Consulting Agreement shall be in effect at any time within the 120-day period ending on the last day of the Company's 1997, 1998 and 1999 fiscal years, an option to purchase the number of shares obtained by multiplying 27,273 by the percentage increase in KN2B's earnings per share from KN2B's 1996 fiscal year end earnings per share. To the extent not exercised, all options terminate on the day immediately following the fifth anniversary of the date of grant. The KN2B Option Agreement permits either party to terminate the agreement upon 90 days' notice without cause.

      See Note (5) for a description of the Company's license and royalty agreement with the Company and HSND.

      See Note (7) for a description of the issuance of preferred stock to related parties and the redemption of this preferred stock.

      See Note (10) for a description of the Company's employment agreements with certain employees.

(5)  LICENSE AND ROYALTIES

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

      As a result of negotiations between the Company and HSND, substantiated by an independent 3rd party appraisal, the Company believes that the combination of the Home Shopping Showcase(TM) trademarks, logos and service marks and all of the existing and future retail rights to HSND's products and services, are fairly valued at approximately $4,000,000. For financial statement purposes, however, the Home Shopping Showcase(TM) trademarks, logos, and service marks, as well as the existing and future retail rights, are presented at HSND's cost basis, which is zero.

      (B) As part of the Company's agreement between the Company and HSND, each of the Company and HSND are to receive from HSS a royalty of 6% of all sales. In addition to these royalties, the Company and/or HSS may, from time to time, be required to pay royalties to suppliers other than HSND in order to acquire from them the retail rights to their DRTV merchandise. As of November 30, 1996 the Company accrued $108,517 in royalties payable to HSND.

(6)  INCOME TAXES

      As of November 30, 1996 and 1995, the Company had net operating loss carryforwards of approximately $800,000 and $93,000, respectively, which will expire in the years 2004 and 2003, respectively. Accordingly, there were no provisions made for income taxes. However, based upon the Internal Revenue Service regulations governing the utilization of net operating loss carryforwards where the corporation has issued substantial additional stock, much of this loss carry forward may not be available to the Company.

      Generally accepted accounting principles require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. The deferred tax asset was approximately $600,000 at November
30, 1996. Because of the uncertainties discussed above, any deferred tax asset established for utilization of the Company's tax loss carry forwards would correspondingly require a valuation allowance of the same amount ($600,000 at November 30, 1996) pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these consolidated financial statements.

 (7)  CAPITAL STOCK

      (A) Preferred Stock -- The Company is authorized to issue 1,000,000 shares of 'Blank Check' preferred stock with a par value of $.0001 per share. The Company had outstanding at November 30, 1995, 600,000 shares of Series A Preferred Stock, which were a part of preferred stock units (each consisting of one share of Series A Preferred and one share of common) issued by the Company to several related parties in August and September of 1995 in exchange for $500,000. The 600,000 common shares so issued were included in the March 1996 six-for-five stock split. On March 29, 1996, the Company issued an additional 120,000 Series A Preferred Stock units in exchange for an additional $100,000. The Series A Preferred Stock was convertible, at the option of the holder, into a second share of common stock, or was redeemable, by the Company, for approximately $.833 per share, which approximates the original purchase price of the units. The Company redeemed the outstanding total of 720,000 shares of Series A Preferred Stock for $600,933 with a portion of the proceeds of the public offering described in Note (3).

      (B) Common Stock -- The Company is authorized to issue 15,000,000 shares of common stock with par value of $.0001 per share. In March of 1996, the Company declared a stock split whereby the shareholders received six shares of common stock for every five shares held at the date of the split. All share-data included in the consolidated financial statements has been retroactively adjusted to reflect the six-for-five stock split. On June 22, 1995, the Company issued 2,400,000 shares of common stock and 2,000,000 Class A warrants, exercisable at $6.00 per share for four years commencing one year from the close of the a public offering, to the founders of the Company for $240.

      (C) Class A Warrants --Each Class A Warrant ("Warrants") represents the right to purchase one share of Common Stock at an exercise price of $8.00 per share, for a period of four years, commencing one year after September 3, 1996, the effective date of the initial public offering. Each Warrant is redeemable by the Company for $.05 per Warrant at any time after September 3, 1997, upon 30 days' prior written notice, if the closing price of the Common Stock, as reported by the Nasdaq Small Cap Market exceeds $12.00 per share for 20 consecutive trading days prior to the date of the notice of redemption.

      The Company has granted warrants and has granted options to purchase stock under the 1995 Stock Option Plan as follows:

                                                              Warrants                         Stock Options
                                                              --------                         -------------
                                                     Number of          Exercise        Number of          Exercise
                                                      Shares              Price          Shares              Price
                                                      ------              -----          ------              -----
Authorized June 22, 1995                                                                2,000,000          $     --

Outstanding Balance - November 1995                  2,000,000          $ 6.00               --                  --
Issued/Grants                                          552,000            8.00          1,051,000          2.50-7.50
Exercised                                                 --              --                 --                  --
Canceled                                                  --              --                 --                  --
Outstanding Balance - November 1996                  2,552,000                          1,051,000
                                                     =========                          =========

Exercisable at November 30, 1996                          --              --              391,000
                                                                                        =========

      See Note 10 for a discussion of deferred compensation expense recorded as a result of options granted to employees under the terms of employment agreements. The remaining deferred compensation expense recorded is a result of options issued to consultants at below market value prices.

(9) PROSPECTIVE AUTHORITATIVE PRONOUNCEMENT

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 123 'Accounting for Stock-Based Compensation,' in October 1995. SFAS No. 123 uses a fair value-based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic value based method of accounting prescribed by APB Opinion No. 25, 'Accounting for Stock Issued to Employees.' The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock-based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company will adopt the disclosure requirements on December 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(10) EMPLOYMENT AGREEMENTS

         (A) As of December 1, 1995, the Company entered into a three-year employment agreement with Alan Kerzner, pursuant to which Mr. Kerzner will serve as the Company's Executive Vice President and a member of its Board of Directors, and as the President and Chief Operating Officer of its Home Shopping Showcase(TM) subsidiary. Mr. Kerzner's agreement calls for annual compensation of $150,000 and provides for a bonus at the discretion of the Board of Directors. In connection with the employment agreement, Mr. Kerzner was also granted an option to purchase 60,000 shares of the Company's unregistered common stock for $2.50 per share at any time on or after July 1, 1996, and on or before June 30, 2000. The exercise price was determined by management.

The Company recorded deferred compensation cost of $180,000 for the options issued, which represented the difference between the value of the options at the time of issuance and their exercise price of $2.50. The deferred compensation expense will be amortized over the life of the employment agreement. For the year ended November 30, 1996, $60,000 was expensed to operations. Mr. Kerzner's agreement also provides for the Company to purchase life insurance of not less than $500,000 on his behalf, the proceeds of which shall be payable to his estate.

         (B) On April 15, 1996, the Company entered into a one-year employment agreement with James Lawless, pursuant to which Mr. Lawless will serve as the Company's President. Mr. Lawless's agreement calls for annual compensation of $120,000 and provides for a bonus at the discretion of the Board of Directors. In connection with the employment agreement, Mr. Lawless was also granted an option to purchase 100,000 shares of the Company's unregistered common stock for $4.50 per share. The exercise price was determined by management. The options are exercisable at any time on or after January 1, 1997 and on or before December 31, 2002.

         The Company recorded deferred compensation cost of $100,000 for the options issued, which represented the difference between the value of the options at the time of issuance and their exercise price of $4.50. The deferred compensation expense will be amortized over the life of the employment agreement. For the year ended November 30, 1996, $62,500 was expensed to operations. Mr. Lawless's agreement also provides for the Company to purchase life insurance of not less than $500,000 on his behalf, the proceeds of which shall be payable to his estate.

         (C) On April 15, 1996, the Company entered into a five-year employment agreement with Ben White, pursuant to which Mr. White will serve as the Company's Executive Vice President. Mr. White's agreement calls for annual compensation of $200,000 and provides for a bonus at the discretion of the Board of Directors. Mr. White also receives a $5,000 per month expense allowance. In connection with the employment agreement, Mr. White was also granted an option to purchase 600,000 shares of the Company's unregistered common stock for $4.50 per share on or after January 1, 1997 and on or before December 31, 2002. The exercise price was determined by management. The right to purchase one-sixth of such shares (100,000) vested on the date of the agreement, with the remainder of the shares vesting in 100,000 option increments on January 1st of each 1997, 1998, 1999, 2000 and 2001, so long as he continues to be employed by the Company.

         The Company recorded deferred compensation cost of $600,000 for the options issued, which represented the difference between the value of the options at the time of issuance and their exercise price of $4.50. The deferred compensation expense will be amortized over the life of the employment agreement. For the year ended November 30, 1996, $75,000 was expensed to operations. Mr. White's agreement also provides for the Company to purchase life insurance of not less than $500,000 on his behalf, the proceeds of which shall be payable to his estate.

         (D) On May 15, 1996, Home Shopping Showcase(TM) entered into a two-year employment agreement, effective June 3, 1996, with Win Taylor, pursuant to which Mr. Taylor will serve as Home Shopping Showcase(TM)'s Executive Vice President of Sales and Marketing. Mr. Taylor's agreement calls for annual compensation of $140,000 and provides for a bonus at the discretion of the Board of Directors. In connection with the employment agreement, Mr. Taylor was also granted an option to purchase 100,000 shares of the Company's unregistered common stock for $7.50 per share. The exercise price was determined by management. Mr. Taylor's options vest, and are then immediately exercisable as follows: 33,333 options on July 1, 1997; 33,333 options on July 1, 1998; and 33,334 options on July 1, 1999, should he have continued to be employed by the Company at each of the just prior year ending dates (June 2nd of 1997, 1998, and 1999, respectively) of his employment. Mr. Taylor's agreement also provides for the Company to purchase life insurance of not less than $500,000 on his behalf, the proceeds of which shall be payable to his estate.

(11)     COMMITMENTS AND CONTINGENCIES

         The Company leases office space in New York, New York and Clearwater, Florida in connection with its operations under non-cancelable operating leases. The lease in New York was entered into on August 29,1996. The lease in Clearwater was entered into on December 1, 1996. Prior to this lease the office space in Florida was leased on a month to month basis.

         The future payments under the operating leases are as follows:

                           Year Ending
                           November 30                     Amount
                           -----------                     ------
                               1997                       $216,504
                               1998                        220,657
                               1999                        221,810
                               2000                        183,600
                               2001                         61,200
                                                          --------
                    Total Minimum Lease Payments          $903,771
                                                          ========

         Rent expense charged to operations from these operating leases for the year ended November 30, 1996 was approximately $65,000. Rent expense for the period ended November 30, 1995 is disclosed in the Related Party footnote 4.