Form 10-Q
period 1997-02-28
ML DIRECT INC
filed 1997-04-14
CIK 1011775

                  UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended February 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ___________ to ___________.

                        Commission File Number 000-21211

                              ___________________



                                 ML DIRECT INC.
                 (Name of small business issuer in its charter)

                     DELAWARE                            13-3842020
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

         3001 EXECUTIVE DRIVE, SUITE 120, CLEARWATER, FLORIDA  34622
                  (Address of principal executive offices)


                                 (813) 572-8703
            (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES [X]                NO [ ]


Total number of shares of outstanding Common Stock as of April 1, 1997 was 4,224,000.

PART I - FINANCIAL INFORMATION

ITEM  I - FINANCIAL STATEMENTS
                                 ML DIRECT INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                             FEBRUARY 28,              NOVEMBER 30,
                                                                                1997                       1996
                                                                                -----                      -----
                                                          ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents   . . . . . . . . . . . . . . . .                 $ 1,644,023               $ 2,562,227
  Inventory   . . . . . . . . . . . . . . . . . . . . . . . .                   1,505,362                 1,150,590
  Accounts Receivable, Net  . . . . . . . . . . . . . . . . .                     382,511                   437,432
  Accounts Receivable from Related Party  . . . . . . . . . .                     311,614                    --
  Prepaid Expenses  . . . . . . . . . . . . . . . . . . . . .                     198,590                   588,455
                                                                                  -------                   -------
         Total Current Assets . . . . . . . . . . . . . . . .                   4,042,100                 4,738,704
                                                                                ---------                 ---------

FIXED ASSETS, NET   . . . . . . . . . . . . . . . . . . . . .                     375,478                   290,234
                                                                                  -------                   -------

OTHER ASSETS
  Organizational Cost, Net  . . . . . . . . . . . . . . . . .                      16,840                    17,240
  Unsecured Non-Transferable Convertible Promissory Note Receivable -
    Related Party, Net of Allowance for Loss of $500,000  . .                      --                        --
  Security Deposits . . . . . . . . . . . . . . . . . . . . .                     130,400                   130,400
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .                      80,000                   100,000
                                                                                   ------                   -------
         Total Other Assets . . . . . . . . . . . . . . . . .                     227,240                   247,640
                                                                                  -------                   -------
                                                                              $ 4,644,818               $ 5,276,578
                                                                              ===========               ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable  . . . . . . . . . . . . . . . . . . . . .                 $ 1,017,944               $ 1,162,359
  Accrued Returns and Allowances  . . . . . . . . . . . . . .                      90,611                    73,654
  Accrued Expenses  . . . . . . . . . . . . . . . . . . . . .                     547,698                   133,840
  Accrued Royalty to Related Party  . . . . . . . . . . . . .                     166,024                   108,517
                                                                                  -------                   -------
         Total Current Liabilities  . . . . . . . . . . . . .                   1,822,277                 1,478,370
                                                                                ---------                 ---------

COMMITMENTS . . . . . . . . . . . . . . . . . . . . . . . . .                      --                        --

STOCKHOLDERS' EQUITY
  Preferred Stock--$.0001 par value; 1,000,000 shares authorized;
    No Shares Issued and Outstanding  . . . . . . . . . . . .                      --                        --
  Common Stock--$.0001 par value; 15,000,000 Shares Authorized,
    4,224,000 Shares Issued and Outstanding . . . . . . . . .                         422                       422
  Additional Paid-In-Capital  . . . . . . . . . . . . . . . .                   7,687,669                 7,605,851
  Retained Earnings (Deficit) . . . . . . . . . . . . . . . .                  (4,216,800)               (3,146,815)
  Deferred Compensation Expense . . . . . . . . . . . . . . .                    (648,750)                 (661,250)
                                                                                 --------                  --------
         Total Stockholders' Equity . . . . . . . . . . . . .                   2,822,541                 3,798,208
                                                                                ---------                 ---------
                                                                              $ 4,644,818               $ 5,276,578
                                                                              ===========               ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ML DIRECT INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                       THREE MONTHS ENDED
                                                                                       ------------------
                                                                           FEBRUARY 28, 1997              FEBRUARY 29, 1996
                                                                           -----------------              -----------------
REVENUES
  Revenue . . . . . . . . . . . . . . . . . . . . . . . . . .                   $ 350,513                $   29,224
  Revenue from Related Party  . . . . . . . . . . . . . . . .                     434,000                        --
                                                                                  -------                ----------
    Net Revenues  . . . . . . . . . . . . . . . . . . . . . .                     784,513                    29,224

Cost of Sales . . . . . . . . . . . . . . . . . . . . . . . .                     604,660                    28,281
                                                                                  -------                    ------

   Gross Profit   . . . . . . . . . . . . . . . . . . . . . .                     179,853                       943
                                                                                  -------                    ------

OPERATING EXPENSES
  Selling Expense   . . . . . . . . . . . . . . . . . . . . .                     420,161                    76,990
  General and Administrative Expenses   . . . . . . . . . . .                     763,280                   115,844
  Related Party Expenses  . . . . . . . . . . . . . . . . . .                      78,524                    78,359
  Depreciation and Amortization Expense   . . . . . . . . . .                       9,510                        --
                                                                                    -----               -----------
         Total Operating Expenses   . . . . . . . . . . . . .                   1,271,475                   271,193
                                                                                ---------                   -------

LOSS FROM OPERATIONS  . . . . . . . . . . . . . . . . . . . .                  (1,091,622)                 (270,250)
                                                                               ----------                  --------

 Interest Income  . . . . . . . . . . . . . . . . . . . . . .                      21,637                     1,298
                                                                                   ------                     -----

NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . .               $  (1,069,985)              $  (268,952)
                                                                            =============               ===========

Weighted Average Number of Shares . . . . . . . . . . . . . .                   4,572,000                 3,686,272
                                                                                =========                 =========

NET LOSS PER SHARE  . . . . . . . . . . . . . . . . . . . . .               $        (.23)              $      (.07)
                                                                            =============               ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ML DIRECT INC.
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)





                                         Common
                                         Stock                Additional             Retained          Deferred            Total
                                        $0.0001                Paid-in               Earnings        Compensation      Stockholders'
                                       Par Value               Capital               (Deficit)          Expense          Equity
                                     -----------              ----------             ---------         ---------         ------
Balance at November 30, 1996 .......   $ 422                 $ 7,605,851            $ (3,146,815)      $ (661,250)      $ 3,798,208
Stock Options Issued to Related Party     --                      81,818                      --          (81,818)            --
Amortization of Deferred Compensation
  Expense Resulting from Issuance of
  Stock Options ....................      --                          --                      --           94,318            94,318
Net Loss for the Quarter Ended
  February 28, 1997 ................      --                          --              (1,069,985)              --        (1,069,985)
                                       -----                ------------            ------------      -----------       -----------
Balance at February 28, 1997........   $ 422                $  7,687,669            $ (4,216,800)     $  (648,750)      $ 2,822,541
                                       =====                ============            ============      ===========       ===========





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ML DIRECT INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                       ------------------
                                                                             FEBRUARY 28, 1997         FEBRUARY 29, 1996
                                                                             -----------------         -----------------
CASH FLOWS-OPERATING ACTIVITIES:
  Net Loss  . . . . . . . . . . . . . . . . . . . . . . . . .                $ (1,069,985)             $   (268,952)
  Adjustments to Reconcile Net Loss to Net Cash Used by
   Operating Activities:
  Depreciation and Amortization . . . . . . . . . . . . . . .                       9,510                        --
  Deferred Compensation . . . . . . . . . . . . . . . . . . .                      94,318                        --
  Changes in Current Assets and Liabilities
    (Increase) in Inventory . . . . . . . . . . . . . . . . .                    (354,772)                  (30,387)
    (Increase) Decrease in Accounts Receivable  . . . . . . .                      54,921                   (11,113)
    (Increase) Decrease in Related Party Receivable . . . . .                    (311,614)                   24,799
    (Increase) Decrease in Prepaid Expenses . . . . . . . . .                     409,865                    (5,022)
    Increase (Decrease) in Accounts Payable and Payroll Taxes                    (144,415)                  164,445
    Increase in Accrued Royalty to Related Party . . . . . .                       57,507                        --
    Increase in Accrued Expenses . . . . . . . . . . . . . .                      413,858                     3,809
    Increase in Accrued Returns and Allowances . . . . . . .                       16,957                     2,083
                                                                                   ------                     -----
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . .                    (823,850)                 (120,338)
                                                                                --------                  ---------

CASH FLOWS - INVESTING ACTIVITIES:
  Purchases of Displays and Equipment . . . . . . . . . . . .                     (94,354)                 (125,373)
  Organization Costs  . . . . . . . . . . . . . . . . . . . .                          --                    (3,598)
                                                                              -----------                  --------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . .                     (94,354)                 (128,971)
                                                                                --------                   --------

CASH FLOWS - FINANCING ACTIVITIES:
  Offering Costs  . . . . . . . . . . . . . . . . . . . . . .                          --                   (65,100)
                                                                               ----------                   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . .                          --                   (65,100)
                                                                               ----------                   -------

DECREASE IN CASH AND CASH EQUIVALENT  . . . . . . . . . . . .                    (918,204)                 (314,409)
Cash and Cash Equivalents - Beginning of Periods  . . . . . .                   2,562,227                   336,884
                                                                                ---------                   -------
CASH AND CASH EQUIVALENTS - END OF PERIODS    . . . . . . . .                 $ 1,644,023                $   22,475
                                                                              ===========                ==========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ML DIRECT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

GENERAL

         ML Direct, Inc. (the "Company"), a Delaware corporation, was incorporated on June 22, 1995. In that same month, June of 1995, the Company entered into a binding letter of intent with HSN Direct Joint Venture ('HSND') which provided for the creation of a new entity, KN2B, Inc., which operates under the name "Home Shopping Showcase(TM)" ('HSS'). HSS was organized to establish permanent display programs in retail venues through which a variety of consumer products, all of which had already been successfully marketed via direct response television (DRTV) programming and/or advertising, could be offered for sale. At the time of execution of the binding letter of intent, HSND was a subsidiary of the Home Shopping Network, Inc. HSND is now a majority-owned subsidiary of Flextech, P.L.C. (a UK Company, which itself is a subsidiary of Telecommunications Company, Inc.). Home Shopping Network, Inc. continues to hold a minority equity position in HSND. The binding letter of intent between the Company and HSND has been twice amended, first in August of 1995 in connection with the Company's initial funding of HSS, and then in February of 1996, in connection with the change in majority ownership of HSND.

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

NOTE 2 - BASIS OF PRESENTATION

         The accompanying Condensed Consolidated Financial Statements include both the accounts of the Company and KN2B, Inc. All intercompany transactions and accounts have been eliminated. The Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the fiscal year ended November 30, 1996.

         In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Condensed Consolidated Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Consolidated Financial Statements and notes thereto as discussed above.

GOING CONCERN

         The consolidated financial statements for the quarter ended February 28, 1997, the year ended November 30, 1996, and the period ended November 30, 1995, were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the quarter ended February 28, 1997, the year ended November 30, 1996, and the period ended November 30, 1995 the Company incurred net losses of $1,069,985, $3,053,847 and $93,154, respectively, and used cash for operating activities of $823,850, $3,075,847 and $61,211, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management is continuing its efforts to generate positive cash flows and profits by expanding its sales through distribution channels such as supermarkets, mass merchandisers, drug chains, and department stores as well as informercials and shopping networks and catalogs and print media. The Company's continuation as a going concern is dependent upon its ability and the ability of its subsidiary to generate sufficient cash flow to meet their obligations on a timely basis and ultimately on the Company's and its subsidiary's attaining successful operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

         During the quarter ended February 28, 1997 the Company and HSS reimbursed a partnership in which one of the partners is the Chairman of the Board for approximately $24,000 for travel and entertainment expenses and office expenses expended on behalf of the Company.

         On January 1, 1997, the Company entered into a Consulting Agreement with The Columbus Circle ("TCC"), a New York partnership of which one of the two general partners is owned and controlled by the Company's Chairman, pursuant to which TCC agrees to provide certain general management and other services to the Company. This agreement, which expires on December 31, 1999, provides that the Company pay to TCC an initial fee of $120,000 and a monthly amount equal to $15,000. KN2B, Inc. also entered into a Consulting Agreement with TCC in January, 1997, pursuant to which TCC agrees to provide certain general management and other services to KN2B, Inc. This agreement, which expires on December 31, 1999 provides that KN2B, Inc. pay to TCC an initial fee of $60,000 and a monthly amount equal to $7,500. The initial fees totaling $180,000 will be capitalized and amortized over the three-year term. The consulting agreements may be terminated by either party for non-performance. Under the terms of this agreement the Company expensed $55,000 for January and February 1997 services.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of material changes in the consolidated results of operations of ML Direct, Inc. and its 50.02% owned subsidiary KN2B, Inc. The following discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere herein.

A.  RESULTS OF OPERATIONS

QUARTER ENDED FEBRUARY 28, 1997 COMPARED TO THE QUARTER ENDED FEBRUARY 29, 1996

REVENUES AND COST OF SALES

         Revenues for the quarter ended February 28, 1997 were approximately $785,000 compared to approximately $29,000 for the quarter ended February 29, 1996. The increase in revenues is due primarily to HSS's sale of approximately $434,000, or 55% of revenues for the quarter, of product to Home Shopping Network Direct ("HSND") in connection with a third party distribution agreement The gross profit percentage of these sales was 20.3%. In addition the Company recognized an increase in sales resulting from securing distribution rights to additional products and selling them to various chain retailers. Overall, the Company achieved a gross profit percentage of 22.9% for the first quarter of fiscal year 1997 compared to a 28.5% gross profit percentage for the year ended November 30, 1996. The gross profit dollar and percentage of approximately $900 and 3.2% for the quarter ended February 29, 1996 is not comparable to the quarter ended February 28, 1997 due to the start up nature of the operations during the period ended February 28, 1996. The decrease in gross profit percentage for the quarter ended February 28, 1997 compared to the year ended November 30, 1996 was due to the above mentioned sale to HSND at a 20.3% gross margin.

         On-going efforts are aimed at increasing the number of products to which the Company has direct or retail distribution rights and penetrating additional retail chains with these products. HSS continues to expand its program of executing permanent store-within-a-store display fixtures in Supermarkets. As of February 28, 1997, eight such displays were active with four scheduled to be discontinued in late March. Commitments have been obtained to add 20 new stores in May 1997 and five stores in June 1997, to yield a total of 29 fixtures to be operational by June 1997.

OPERATING EXPENSES

         Operating expenses for the quarter ended February 28, 1997 were approximately $1,271,000 compared to approximately $271,000 for the same period last year. The majority of the expenses are compensation and benefits (approximately $519,000) as a result of the hiring of marketing, sales and administrative personnel. In order to implement the supermarket kiosk program within Home Shopping Showcase(TM) and to market the services of ML Direct, additional expenses were incurred for travel and entertainment (approximately $164,000), advertising and promotions (approximately $69,000), and consulting, which includes legal expenses (approximately $59,000).

         In addition, the Company recorded additional compensation expense (approximately $94,000) which was recorded as a result of the amortization of the deferred compensation cost recorded as a result of stock options issued to employees and consultants with exercise prices below fair market value on the date of grant. The Company also incurred $55,000 in management fees under the terms of the Consulting Agreements, dated January 1, 1997, to The Columbus Circle, a New York partnership of which one of the two general partners is owned and controlled by the Company's chairman.

B.  LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $2,219,823 at February 28, 1997. Cash used by operating activities was approximately $824,000 for the quarter ended February 28, 1997.

         As of February 28, 1997, ML Direct had no material commitments for capital expenditures. During the quarter ended February 28, 1997 the Company used available cash balances to purchase approximately $94,000 in displays and equipment. Home Shopping Showcase plans to continue building kiosks in supermarkets through fiscal year 1997 and the capital needs of this program are expected to be approximately $200,000 for the remainder of fiscal 1997.

         The consolidated financial statements for the quarter ended February 28, 1997 and the year ended November 30, 1996, were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the quarter ended February 28, 1997 and the year ended November 30, 1996 the Company incurred net losses of $1,069,985 and $3,053,847, respectively, and used cash for operating activities of $823,850 and $3,075,847, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management is continuing its efforts to generate positive cash flows and profits by expanding its sales through distribution channels such as supermarkets, mass merchandisers, drug chains, and department stores as well as informercials and shopping networks and catalogs and print media. The Company's continuation as a going concern is dependent upon its ability and the ability of its subsidiary to generate sufficient cash flows to meet their obligations on a timely basis and ultimately on the Company's and its subsidiary's attaining successful operations.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ML DIRECT INC.

April 14, 1997                            By: /s/          Nancy Shalek
                                             ---------------------------------
                                                           Nancy Shalek
                                                           Chairman of the Board

         IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.



/s/ NANCY SHALEK                                             April 14, 1997
--------------------------
Nancy Shalek
Chairman of the Board




/s/ JAMES M. LAWLESS                                         April 14, 1997
--------------------------
James M. Lawless
President and
Principal Accounting Officer