Form 10QSB
period 1997-05-31
ML DIRECT INC
filed 1997-07-21
CIK 1011775

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended May 31, 1997

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

                        YES [X]                NO [ ]


Total number of shares of outstanding Common Stock as of July 3, 1997 was 4,224,000.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                                 ML DIRECT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                            May 31, 1997   November 30, 1996
                                                            ------------   -----------------
CURRENT ASSETS
Cash                                                         $   535,255    $ 2,562,227
Inventory                                                      1,163,172      1,150,590
Accounts Receivable, Net                                         738,477        437,432
Accounts Receivable from Related Party                           431,525              -
Prepaid Expenses                                                 412,482        588,455
Prepaid Expenses to Related Party                                 22,500              -
                                                             -----------    -----------
     Total Current Assets                                      3,303,411      4,738,704
                                                             -----------    -----------

FIXED ASSETS, NET                                                395,000        290,234

OTHER ASSETS
Organization Costs, Net                                           16,440         17,240
Unsecured Non-Transferable Convertible Promissory
   Note Receivable, Net of Allowance for Loss of $500,000              -              -
Security Deposit                                                  85,000        130,400
Other                                                            120,000        100,000
                                                             -----------    -----------
     Total Other Assets                                          221,440        247,640
                                                             -----------    -----------

TOTAL ASSETS                                                 $ 3,919,851    $ 5,276,578
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                             $ 1,172,383    $ 1,162,359
Accrued Returns and Allowances                                   124,057         73,654
Accrued Expenses                                                 174,022        133,840
Accrued Royalty to Related Party                                 191,329        108,517
                                                             -----------    -----------
     Total Current Liabilities                                 1,661,791      1,478,370
                                                             -----------    -----------

COMMITMENTS                                                            -              -

STOCKHOLDER'S EQUITY
Common Stock                                                         422            422
Paid in Capital - Common                                       7,687,669      7,605,851
Retained Earnings (Deficit)                                   (4,864,840)    (3,146,815)
Deferred Compensation Expense                                   (565,191)      (661,250)
                                                             -----------    -----------
     Total Stockholder's Equity                                2,258,060      3,798,208
                                                             -----------    -----------
                                                             $ 3,919,851    $ 5,276,578
                                                             ===========    ===========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                                       ML DIRECT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                         THREE MONTHS ENDED MAY 31,     SIX MONTHS ENDED MAY 31,
                                         --------------------------    --------------------------
                                             1997            1996         1997            1996
                                              ----            ----         ----            ----
REVENUES
  Revenues                               $   722,469    $    59,618    $ 1,072,982    $    88,842
  Revenues from Related Party                756,729              -      1,190,729              -
                                         -----------    -----------    -----------    -----------
     Net Revenues                          1,479,198         59,618      2,263,711         88,842

Cost of Sales                                906,008         56,255      1,510,668         84,536
                                         -----------    -----------    -----------    -----------

     Gross Profit                            573,190          3,363        753,043          4,306
                                         -----------    -----------    -----------    -----------

OPERATING EXPENSES

Selling Expenses                             165,797         86,759        585,958        163,749
General and Administrative Expenses          958,556        244,565      1,721,836        360,409
Related Party Expenses                        90,940        105,059        169,464        183,418
Depreciation and Amortization Expenses        15,966              -         25,476              -
                                         -----------    -----------    -----------    -----------
     Total Operating Expenses              1,231,259        436,383      2,502,734        707,576
                                         -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                        (658,069)      (433,020)    (1,749,691)      (703,270)
                                         -----------    -----------    -----------    -----------

Interest Income                               10,029          1,091         31,666          2,389


NET LOSS                                 ($  648,040)   ($  431,929)   ($1,718,025)   ($  700,881)
                                         ===========    ===========    ===========    ===========

Weighted Average Number of Shares          4,224,000      3,120,000      4,224,000      3,060,493

NET LOSS PER SHARE                       ($     0.15)   ($     0.14)   ($     0.41)   ($     0.23)
                                         ===========    ===========    ===========    ===========


















                          The accompanying notes are an integral part
                     of these condensed consolidated financial statements

                                              ML DIRECT, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Common
                                            Stock      Additional       Retained       Deferred          Total
                                           $0.0001      Paid-in         Earnings     Compensation    Stockholders'
                                          Par Value     Capital        (Deficit)       Expense          Equity
                                        ---------------------------------------------------------------------------
Balance at November 30, 1996               $  422    $  7,605,851   $  (3,146,815)    $ (661,250)    $  3,798,208
Stock Options Issued to Related Party           -          81,818               -        (81,818)               -
Amortization of Deferred Compensation
   Expense Resulting from Issuance of
   Stock Options                                -               -               -        177,877          177,877
Net Loss for the Six Months Ended
   May 31, 1997                                 -               -      (1,718,025)             -       (1,718,025)
                                        ---------------------------------------------------------------------------

Balance at May 31, 1997                    $  422    $  7,687,669   $  (4,864,840)    $ (565,191)    $  2,258,060
                                        ===========================================================================

















































                                 The accompanying notes are an integral part
                            of these condensed consolidated financial statements

                                       ML DIRECT, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                   FOR THE SIX     FOR THE SIX
                                                                   MONTHS ENDED    MONTHS ENDED
                                                                       MAY 31,        MAY 31,
                                                                        1997           1996
                                                                   -----------    -----------
CASH FLOW- OPERATING ACTIVITIES :
     Net Income (Loss)                                             ($1,718,025)   ($  700,880)
     Adjustments to Reconcile Net Loss to Net Cash
      Used by Operating Activities :
     Depreciation and Amortization                                      25,476          3,462
     Deferred Compensation                                             177,877         52,000
     Changes in Assets and Liabilities
       (Increase) in Inventory                                         (12,582)       (49,887)
       (Increase) in Accounts Receivable                              (301,045)       (14,250)
       Decrease in Prepaid Expenses                                    175,973          4,255
       (Increase) in Prepaid Expenses to Related Parties               (22,500)             -
       (Increase) Decrease in Related Party Receivable                (431,525)        48,982
       (Increase) in Other Assets                                      (20,000)             -
       Increase (Decrease) in Accounts Payable and Payroll Taxes        10,024        199,846
       Increase (Decrease) in Accounts Payable to Related Party              -         94,182
       Increase (Decrease) in Accrued Royalty to Related Party          82,812              -
       Increase (Decrease) in Accrued Expenses                          40,182         70,187
       Increase (Decrease) in Returns and Allowances                    50,403          2,083
                                                                   -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                               (1,942,930)      (290,020)
                                                                   -----------    -----------

CASH FLOWS - INVESTING ACTIVITIES :
     Purchase of Displays and Equipment                               (129,442)      (125,359)
     Organization Costs                                                      -         (4,761)
     Notes Receivable - Related Party                                        -         50,000
     Notes Payable - Related Party                                           -         36,500
     Deposits                                                           45,400         (5,000)

                                                                   -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                  (84,042)       (48,620)
                                                                   -----------    -----------

CASH FLOWS - FINANCE ACTIVITIES :
     Proceeds from Issuance of Preferred Stock                               -        100,000
     Offering Costs                                                          -        (70,100)
                                                                   -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    -         29,900
                                                                   -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENT                                (2,026,972)      (308,740)

Cash and Cash Equivalents - Beginning of Periods                     2,562,227        336,884
                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIODS                         $   535,255    $    28,144
                                                                   ===========    ===========


                            The accompanying notes are an integral part
                      of these condensed consolidated financial statements

                                 ML DIRECT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

GENERAL

       ML Direct, Inc. (the "Company"), a Delaware corporation, was incorporated on June 22, 1995. In that same month, June of 1995, the Company entered into a binding letter of intent with HSN Direct Joint Venture ('HSND') which provided for the creation of a new entity, KN2B, Inc., which operates under the name "Home Shopping Showcase(TM)" ('HSS'). HSS was organized to establish display programs in retail venues through which a variety of consumer products, all of which had already been successfully marketed via direct response television
(DRTV) programming and/or advertising, could be offered for sale. At the time of execution of the binding letter of intent, HSND was a subsidiary of the Home
Shopping Network, Inc. HSND is now a majority-owned subsidiary of Flextech, P.L.C. (a UK Company, which itself is a subsidiary of Telecommunications Company, Inc.). Home Shopping Network, Inc. continues to hold a minority equity position in HSND. The binding letter of intent between the Company and HSND has been twice amended, first in August of 1995 in connection with the Company's initial funding of HSS, and then in February of 1996, in connection with the change in majority ownership of HSND.

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

       In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessary indicative of results for a full year. The Condensed Consolidated Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Consolidated Financial Statements and notes thereto as discussed above.

NOTE 3 - RELATED PARTY TRANSACTIONS

       During the quarter ended May 31, 1997 the Company and HSS reimbursed a partnership in which one of the partners is the Chairman of the Board for approximately $11,791 for travel and entertainment expenses and office expenses expended on behalf of the Company.

       On January 1, 1997, the Company entered into a Consulting Agreement with The Columbus Circle ("TCC"), a New York partnership of which one of the two general partners is owned and controlled by the Company's Chairman, pursuant to which TCC agrees to provide certain general management and other services to the Company. This agreement, which expires on December 31, 1999, provides that the Company pay to TCC an initial fee of $120,000 and a monthly amount equal to

$15,000. KN2B, Inc. also entered into a Consulting Agreement with TCC in January, 1997, pursuant to which TCC agrees to provide certain general management and other services to KN2B, Inc. This agreement, which expires on December 31, 1999 provides that KN2B, Inc. pay to TCC an initial fee of $60,000 and a monthly amount equal to $7,500. The initial fees totaling $180,000 will be capitalized and amortized over the three-year term. The consulting agreements may be terminated by either party for non-performance. Under the terms of this agreement the Company expensed $137,500 for five months of services for the period ended May 31, 1997.

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

A.  RESULTS OF OPERATIONS

QUARTER ENDED MAY 31, 1997 COMPARED TO THE QUARTER ENDED MAY 31, 1996 AND SIX MONTHS ENDED MAY 31, 1997 COMPARED TO THE SIX MONTNS ENDED MAY 31, 1996

REVENUES AND COST OF SALES

       Revenues for the quarter and six months ended May 31, 1997 were approximately $1,479,000 and $2,263,711 respectively compared to approximately $60,000 and $88,000 respectively for the quarter and six months ended May 31, 1996. The 1997 increase in revenues is primarily due to HSS's sale of approximately $693,000, or 47% of revenues for the quarter, and $1,129,000 or 50% of revenues for the six months ended May 31, 1997 of product to Home Shopping Network Direct ("HSND") in connection with a third party distribution agreement. The gross profit percentage of these sales was 20.3%. In addition the Company recognized an increase in sales resulting from securing distribution rights to additional products and selling them to various chain retailers. The Company achieved a gross profit percentage of 39% and 33% for the quarter and six months ended May 31, 1997 respectively, compared to 6% and 5% for the corresponding periods in 1996. The increase in gross profit percentages for the quarter and six months ended May 31, 1997 compared to the same periods in 1996 were from the sale of one HSS product which accounted for approximately 67% and 69% of sales and 73% and 75% in gross profit for the quarter and six months ended May 31, 1997 respectively.

       On-going efforts are aimed at increasing the number of products to which the Company has direct or retail distribution rights and penetrating additional retail chains with these products. HSS continues to expand its program of executing permanent store-within-a-store display fixtures in Supermarkets. As of May 31, 1997, twenty-four such programs were active and commitments have been obtained to add five new stores in June 1997, to yield a total of twenty-nine fixtures opened by June 30, 1997.

OPERATING EXPENSES

       Operating expenses were approximately $1,231,000 and $2,503,000 for the quarter and six months ended May 31, 1997 respectively compared to approximately $437,000 and $708,000 for respective corresponding periods in 1996. The majority of the increase in expenses for the quarter and six months ended May 31, 1997 were for compensation and benefits of approximately $179,000 and $699,000, respectively, as a result of the hiring of marketing, sales and administrative personnel. In order to implement the supermarket kiosk program within Home Shopping Showcase(TM) and to market the services of ML Direct, additional expenses were incurred for the quarter and six months ended May 31, 1997 for: travel and entertainment of approximately $78,000 and $242,000, respectively; advertising and promotions of approximately $80,000 and $149,000, respectively; and consulting which includes legal expenses of approximately $66,000 and $125,000, respectively.

       In addition, the Company recorded additional compensation expense (approximately $178,000) which was recorded as a result of the amortization of the deferred compensation cost which was recorded as a result of stock options issued to employees and consultants with exercise prices below fair market value on the date of grant. The Company also incurred $137,500 in management fees to The Columbus Circle, a New York partnership of which one of the two general partners is owned and controlled by the Company's chairman, under the terms of the Consulting Agreement dated January 1, 1997.

B.  LIQUIDITY AND CAPITAL RESOURCES

       The Company had working capital of $1,642,000 at May 31, 1997. Cash used by operating activities was approximately $1,943,000 for the six months ended May 31, 1997.

       As of May 31, 1997, ML Direct had no material commitments for capital expenditures. During the six months ended May 31, 1997 the Company used available cash balances to purchase approximately $129,000 in displays and equipment. ML Direct has no capital needs for the remainder of fiscal year 1997. Home Shopping Showcase plans to continue building kiosks in supermarkets in fiscal year 1998.

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


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K

(b)     Reports on Form 8-K.

        None.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ML DIRECT INC.

July 21, 1997                    By: /s/  Nancy Shalek
                                     --------------------------
                                          Nancy Shalek
                                          Chairman of the Board

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ NANCY SHALEK                                July 21, 1997
--------------------------
Nancy Shalek
Chairman of the Board




/s/ JAMES M. LAWLESS                            July 15, 1997
--------------------------
James M. Lawless
President and
Principal Accounting Officer