Form 10QSB
period 1997-08-31
ML DIRECT INC
filed 1997-10-20
CIK 1011775

                  UNITED STATES SECURITIES EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended August 31, 1997

                                       OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________.

                        Commission File Number 000-21211

                              --------------------

                                 ML DIRECT, INC.
                 (Name of small business issuer in its charter)

          DELAWARE                                              13-3842020
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

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

                       YES [X]                    NO [  ]

Total number of shares of outstanding common stock as of September 30, 1997 was 4,224,000.

                                 ML DIRECT, INC.

                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                       ASSETS

                                                       August 31, 1997     November 30, 1996
CURRENT ASSETS
Cash                                                     $   134,222          $ 2,562,227
Accounts Receivable                                        1,130,965              437,432
Accounts Receivable-Related Party                                 --
Inventory & Supplies                                       1,079,692            1,150,590
Prepaid Expenses                                             146,466              588,455
Prepaid Expenses-Related Party                               136,667                   --
                                                         -----------          -----------

Total Current Assets                                     $ 2,628,011          $ 4,738,704

FIXED ASSETS, NET                                            292,529              290,234

OTHER ASSETS
Organizational Costs, Net                                     13,631               17,240
Unsecured Promissory Note Receivable-
Related Party, Net of Loss Allowance of $500,000
Security Deposit                                              85,233              130,400
Other                                                             --              100,000
                                                         -----------          -----------

Total Other Assets                                       $    98,864          $   247,640
                                                         -----------          -----------

Total Assets                                             $ 3,019,404          $ 5,276,578
                                                         ===========          ===========



                                                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Accounts Payable                                         $ 1,014,852          $ 1,162,359
Payable - Related Party                                           --
Accrued Returns & Allowances                                 170,927               73,654
Accrued Expenses                                             149,390              133,840
Accrued Royalty to Related Parties                           224,386              108,517
                                                         -----------          -----------

Total Current Liabilities                                $ 1,559,554          $ 1,478,370


STOCKHOLDER'S EQUITY
Common Stock Subscribed                                          422                  422
Additional Paid in Capital                                 7,687,669            7,605,851
Accumulated Deficit                                       (5,615,020)          (3,146,815)
Deferred Compensation                                       (613,221)            (661,250)
                                                         -----------          -----------

Total Stockholder's Equity                               $ 1,459,850          $ 3,798,208
                                                         -----------          -----------

Total Liabilities & Equity                               $ 3,019,404          $ 5,276,578
                                                         ===========          ===========









The accompanying notes are an integral part of these condensed consolidated financial statements

                                     ML DIRECT, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                      THREE MONTHS ENDED AUGUST 31,     NINE MONTHS ENDED AUGUST 31,
                                          1997             1996             1997             1996
                                          ----             ----             ----             ----
REVENUES
Revenues                              $   716,551         $281,459      $ 1,789,533      $   370,301
Revenues From Related Parties               1,180               --        1,191,909               --
                                      -----------      -----------      -----------      -----------

Net Revenues                          $   717,731         $281,459      $ 2,981,442      $   370,301

Cost of Sales                             420,340          123,910        1,931,008          208,446
                                      -----------      -----------      -----------      -----------

Gross Profit                          $   297,391      $   157,549      $ 1,050,434      $   161,855

OPERATING EXPENSES
Selling Expense                           287,458            7,069          873,416          170,818
General & Admin. Expenses                 671,923          656,444        2,393,759        1,016,853
Related Party Expenses                     25,306           52,040          194,770          235,458
Depreciation & Amort                       51,861            7,055           77,337            7,055
                                      -----------      -----------      -----------      -----------

Total Operating Expenses              $ 1,036,547      $   722,608      $ 3,539,281      $ 1,430,184
                                      -----------      -----------      -----------      -----------



LOSS FROM OPERATIONS                  $  (739,157)     $  (565,059)     $(2,488,848)     $(1,268,329)

Interest Income (Expense)                   3,976           (9,531)          35,642           (7,142)
                                      -----------      -----------      -----------      -----------

NET LOSS                              $  (735,180)     $  (574,590)     $(2,453,205)     $(1,275,471)
                                      ===========      ===========      ===========      ===========

Weighted Average Number of Shares       4,224,000        4,442,400        4,224,000        4,442,400

NET LOSS PER SHARE                    $     (0.17)     $     (0.13)     $     (0.58)     $     (0.29)











The accompanying notes are an integral part of these condensed consolidated financial statements

                                                           ML DIRECT, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                         Common
                                                         Stock       Additional                         Deferred          Total
                                                        $ 0.0001       Paid in       Accumulated       Compensation    Stockholders'
                                                       Par Value       Capital        (Deficit)         Expense          Equity
                                                       ---------     ----------     ------------       ----------     -----------

Balance as of November 30, 1996                        $     422     $7,605,851     $ (3,146,815)      $ (661,250)    $ 3,798,208

Stock Options to Related Parties                                         81,818                           (81,818)              -

Amortization of Deferred Compensation Expense
    Resulting from Stock Option Issuance                                                                  129,847         129,847

Net Loss for the Quarter Ended 2/28/97                                                (1,084,985)                      (1,084,985)
Net Loss for the Quarter Ended 5/31/97                                                  (648,040)                        (648,040)
Net Loss for the Quarter Ended 8/31/97                        -                -        (735,180)               -        (735,180)
                                                       ---------     ----------     ------------       ----------     -----------

Balance as of August 31, 1997                          $     422      $7,687,669    $ (5,615,020)      $ (613,221)     $ 1,459,850
                                                       ============================================================================











The accompanying notes are an integral part of these condensed consolidated financial statements

                                                           ML DIRECT, INC.
                                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                                   NINE MONTHS ENDED
                                                                            THREE MONTHS ENDED AUGUST 31,               AUGUST 31,
                                                                             1997                   1996                   1997
                                                                          -----------            -----------           -----------
CASH FLOWS - OPERATING ACTIVITIES
Net Loss                                                                  $  (735,180)           $  (574,590)           $(2,453,205)

Reconciling Adjustments from Operations
Depreciation and Amortization                                                  51,861                  7,055                 77,337
Deferred Compensation                                                         (48,030)                (5,000)                48,029
Changes in Current Assets and Liabilities
(Increase) Decrease in Accounts Receivable                                   (392,488)              (281,262)              (693,533)
(Increase) Decrease in Accounts Receivable-Related Party                      431,525                     --                     --
(Increase) Decrease in Inventory                                               83,480               (160,143)                70,898
(Increase) Decrease in Prepaid Expenses                                       266,016                 14,682                441,989
(Increase) Decrease in Prepaid Expenses - Related Party                      (114,167)                    --               (136,667)
Increase (Decrease) in Accounts Payable                                      (157,531)               440,392               (147,507)
Increase (Decrease) in Accounts Payable-Related Party                              --                 52,182                     --
Increase (Decrease) in Accrued Returns & Allowances                            46,870                (17,438)                97,273
Increase (Decrease) in Accrued Expenses                                       (24,632)               198,726                 15,550
Increase (Decrease) in Accrued Expenses-Related Party                          33,057                 54,429                115,869
Increase (Decrease) in Note Payable - Related Party                                --                505,500                     --
                                                                          -----------            -----------            -----------

NET CASH USED IN OPERATING ACTIVITIES                                     $  (559,220)           $   234,533            $(2,563,968)

CASH FLOWS - INVESTING ACTIVITIES
Fixed Assets and Organizational Costs                                          53,420                (66,461)               (76,022)
Security Deposits                                                                (233)              (120,400)                45,167
Other                                                                         120,000                (58,816)               100,000
                                                                          -----------            -----------            -----------

NET CASH USED IN INVESTING ACTIVITIES                                     $   173,187            $  (245,677)           $    69,145

CASH FLOWS - FINANCING ACTIVITIES
Common Stock Subscribed                                                            --                     12                     --
Change in Retained Deficits                                                   (15,000)               (35,000)               (15,000)
Additional Paid in Capital                                                         --                 17,988                 81,818
                                                                          -----------            -----------            -----------

NET CASH USED IN FINANCING ACTIVITIES                                     $   (15,000)           $   (17,000)           $    66,818

Decrease in Cash and Cash Equivalents                                        (401,033)               (28,144)            (2,428,005)

Cash and Cash Equivalents - Beginning of the Periods                          535,255                 28,144              2,562,227
                                                                          -----------            -----------            -----------

CASH AND CASH EQUIVALENTS - END OF PERIODS                                $   134,222            $        --            $   134,222
                                                                          ===========            ===========            ===========











The accompanying notes are an integral part of these condensed consolidated financial statements

                                 ML DIRECT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

GENERAL

         ML Direct, Inc. (the "Company"), a Delaware corporation, was incorporated on June 22, 1995. In that same month, June of 1995, the Company entered into a binding letter of intent with HSN Direct Joint Venture ('HSND') which provided for the creation of a new entity, KN2B, Inc., which operates under the name "Home Shopping Showcase(TM)" ('HSS'). HSS was organized to establish display programs in retail venues through which a variety of consumer products that had already been successfully marketed via direct response television (DRTV) programming and/or advertising could be offered for sale. At the time of execution of the binding letter of intent, HSND was a subsidiary of the Home Shopping Network, Inc. HSND is now a majority-owned subsidiary of Flextech, P.L.C. (a UK company, which itself is a subsidiary of Telecommunications Company, Inc.). Home Shopping Network, Inc. continues to hold a minority equity position in HSND. The binding letter of intent between the Company and HSND has been twice amended, first in August of 1995 in connection with the Company's initial funding of HSS, and then in February of 1996, in connection with the change in majority ownership of HSND.

         The Company contributed $4,000,000 in cash to HSS, as well as its existing and future retail rights to products and services, in exchange for the 1,500 shares of Class A Common Stock of HSS it was issued pursuant to the letter of intent. The Company funded the $4,000,000 from the proceeds of the completed public offering in September 1996. HSND, on the other hand, contributed the right to use the "Home Shopping Showcase(TM)" and certain related trademarks, logos and service marks, as well as its existing and future retail rights to products and services, in exchange for the 1,499 shares of Class B Common Stock of HSS it was issued pursuant to the letter of intent.

         The Company is currently planning to close its Florida office and discontinue or sell the operation focused on sourcing products for direct TV (home shopping channels, infomercials). This move is being undertaken in an effort to enhance the focus of the Company's efforts and resources on the expansion of the retail operations of Home Shopping Showcase.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

         During the quarter ended August 31, 1997, the Company and HSS reimbursed a partnership, The Columbus Circle, in which one of the partners is the Chairman of the Board for approximately $879 for travel and office expenses expended on behalf of the Company. The Company also incurred $67,500 in management fees to The Columbus Circle, under the terms of the Consulting Agreement dated January 1, 1997.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of material changes in the Condensed Consolidated Results of Operations of ML Direct, Inc. and its 50.02% owned subsidiary KN2B, Inc. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and notes thereto included elsewhere herein.

A.  RESULTS OF OPERATIONS

         Quarter Ended August 31, 1997, compared to the Quarter Ended August 31, 1996, and Year Ended August 31, 1997, compared to Year Ended August 31, 1996


REVENUES AND COST OF SALES

         Revenues for the quarter and year ended August 31, 1997, were approximately $718,000 and $2,981,000, respectively, compared to approximately $281,000 and $370,000, respectively, for the quarter and year-to-date ended August 31, 1996. The 1997 increase in revenues is primarily due to HSS's sales of approximately $672,000, or 94% of total revenues for the quarter, and $2,677,000 or 90% of total revenues for the year-to-date ended August 31, 1997. The majority of HSS's sales come from one customer, Walgreens, which accounted for 82.7% of quarter sales. The Company achieved a gross profit percentage of 41% and 35% for the quarter and year to date ended August 31, 1997, respectively, compared to 56% and 44% for the corresponding periods in 1996. The decrease in gross profit percentages for the quarter and year to date ended August 31, 1997, compared to the same periods in 1996 were due to expansion of sales of new items, some of which have lower gross profit margins than Sweet Simplicity, which accounted for almost all of the 1996 sales.

         On-going efforts are aimed at increasing the number of products to which the Company has direct or retail distribution rights and penetrating additional retail chains with these products. HSS continues to refine its program of executing permanent store-within-a-store display fixtures in Supermarkets. As of August 31, 1997, twenty-nine such programs were active in four markets. To increase penetration in our high potential Southeast market and free-up resources to focus on the top supermarket chains and enhance the efficiency and effectiveness of our efforts, plans are currently underway to terminate operations in Omaha, NE, and Albuquerque, NM.

         Operating expenses were approximately $1,037,000 and $3,539,000 for the quarter and year to date ended August 31, 1997, respectively, compared to approximately $723,000 and $1,430,000 for respective corresponding periods in 1996. The majority of the increase in expenses were for selling expenses to increase account presentation and generate revenues and the expenses related to the establishment of the infrastructure to handle the additional expansion.

         In addition, the Company recorded additional compensation expense (approximately $48,000) which was recorded as a result of the amortization of the deferred compensation cost which was recorded as a result of stock options issued to employees and consultants with exercise prices below fair market value on the date of grant.

         On January 1, 1997, the Company entered into a Consulting Agreement with The Columbus Circle ("TCC"), a New York partnership of which one of the two general partners is owned and controlled by the Company's Chairman, pursuant to which TCC agrees to provide certain general management and other services to the Company. This agreement, which expires on December 31, 1999, provides that the Company pay to TCC an initial fee of $120,000 and a monthly amount equal to $15,000. KN2B, Inc. also entered into a Consulting Agreement with TCC in January, 1997, pursuant to which TCC agrees to provide certain general management and other services to KN2B, Inc. This agreement, which expires on December 31, 1999, provides that KN2B, Inc. pay to TCC an initial fee of $60,000 and a monthly amount equal to $7,500. The initial fees totaling $180,000 was capitalized and amortized monthly over the three-year term.

B.  LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $1,068,000 at August 31, 1997. Cash used by operating activities was approximately $559,000 for the quarter ended August 31, 1997.

         As of August 31, 1997, ML Direct had no material commitments for capital expenditures. During the quarter ended August 31, 1997, the Company used available cash balances to purchase approximately $6,000 in computer equipment. Home Shopping Showcase plans to continue building kiosks in supermarkets in fiscal year 1998. There will be no capital needs of this program are expected for the remainder of fiscal 1997.

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management is continuing its efforts to generate positive cash flows and profits by expanding its supermarket store-within-a-store program and its sales through distribution channels such as supermarkets, mass merchandisers, drug chains and department stores. The Company's continuation as a going concern is dependent upon its ability and the ability of its subsidiary to generate sufficient cash flow and gain additional outside financing to meet their obligations on a timely basis and ultimately on the Company's and its subsidiary's attaining successful operations. There can be no assurance that the company will be successful in doing so.

         The Company's stock was delisted from the NASDAQ Small Cap Market on August 27, 1997 for a failure to maintain a $1 per share price.

C.  LEGAL MATTERS

         ML Direct is a defendant in an action, pending in the United States District Court for the Southern District of New York, known as: Petit v. Sterling Foster, et. al., No. 97-3775 (E.D.N.Y.) (the "Complaint"). The Complaint concerns the public offerings of the securities of various companies, including ML Direct. In the Complaint, the plaintiffs allege, among other things, that the various companies, their chairmen, and other defendants caused to be issued, and participated in the issuance of, materially false and misleading registration statements in connection with the companies' public offerings. The plaintiffs allege that the companies' and the chairmen's actions were in violation of Section 11 and 12(a)(2) of the Securities Act of 1933 ("1933 Act") and Section 10b-5 of the Securities Exchange Act of 1934. The plaintiffs purport to act on behalf of certain classes of stockholders and seek damages in unspecified amounts. Based upon its review to date and advice of counsel, ML Direct believes the claims against it are without merit, and plans to oppose them vigorously.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                 ML DIRECT, INC.

October 15, 1997                            By: /s/ Nancy Shalek
                                                -----------------------------
                                                     Nancy Shalek
                                                     Chairman of the Board

         IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


/s/ Nancy Shalek                                              October 15, 1997
-------------------------------
    Nancy Shalek
    Chairman of the Board



/s/ James M. Lawless                                          October 15, 1997
------------------------------------
    James M. Lawless
    President and
    Principle Accounting Officer



/s/ Alan Kerzner                                              October 15, 1997
-----------------------------
    Alan Kerzner
    Executive Vice President of ML Direct
    President of Home Shopping Showcase